Form 10-Q
period 2009-03-31
REMARK ENTERPRISES INC
filed 2009-05-20
CIK 1451053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to  ____________

Commission File Number 000-53514

REMARK ENTERPRISES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3213475 (I.R.S. Employer Identification No.)

1 Linden Place, Suite 207
Great Neck, NY
(Address, including zip code, of principal executive offices)

(516) 516-4980
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,001 shares were issued and outstanding.

Table of Contents

REMARK ENTERPRISES INC.
INDEX

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31,2008	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (Unaudited) and Inception (November 1, 2007) to March 31, 2009(Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009(Unaudited) and Inception (November 1, 2007) to March 31, 2009(Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

Part I. Financial Information

Item 1. Financial Statements

REMARK ENTERPRISES INC.
BALANCE SHEETS
(un-audited)

	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and Cash Equivalents	$-	$-
Marketable Securities	-	-

Total Current Assets	-	-

Goodwill	-	-

Total Assets	$-	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$-	$-
Stockholder Loan
Total Liabilities

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 100,000,000 authorized, 5,000,000, shares issued and outstanding @.0001	500	500

Additional Paid in Capital	9,500	9,500

Subscription Receivable	-	-
Deficit During the development stage	(9,500)	(9,500)
Total Stockholder’s Equity (Deficit)	$-	$-
Total Liabilities and Stockholders Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

REMARK ENTERPRISES INC.
STATEMENT OF OPERATIONS (un-audited)

	January 1-	Inception
	March 31, 2009	November 1, 2007 to March 31, 2009
Revenues	$-

Expenses
Stock for Services	-
Professional Fees and Licensing costs	-	9,500

Total	-	9,500

Loss from Operations	-	(9,500)

Other Income (expense)	-

Net Profit (Loss)	$-	(9,500)

Profit (Loss) Per Share	$-	(0.0114)

Weighted Average Shares Outstanding	5,000,001	833,334

The accompanying notes are an integral part of these financial statements.

REMARK ENTERPRISES INC.
STATEMENT OF CASH FLOWS (un-audited)

	Three Months Ended March 31, 2009		From Inception November 1, 2007 to March 31, 2009
Cash Flows from Operating Activities:
Net Profit (Loss) for Year		$-	(9,500)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		-

Changes in Assets and Liabilities

Cash Provided (Used) By Operations		-	(9.500)
Net Cash Used by Investing Activities

Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Proceeds of Contribution		-	9.500

Cash Used for Financing Activities		-	9,500

Increase (Decrease) in Cash
Cash-Beginning
Cash-End	$

Supplemental disclosures:
Income Taxes paid		$-
Interest Expense		$-

Cash Flows from Operating Activities:

The accompanying notes are an integral part of these financial statements.

REMARK ENTERPRISES INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(un-audited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

The anticipated closing date of the transactions contemplated by the Merger Agreement is June 15, 2009; provided, however, the closing of the Merger Agreement is specifically conditioned on the simultaneous consummation of the Offering.  The Company has engaged New Castle Financial Services LLC as placement agent for the Offering pursuant to an engagement letter.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

The response to this item is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Item 4(T). Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

Our management (Chief Executive and Financial Officer (Mr. Rothberg) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of March 31, 2009, the end of our initial fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any threatened or pending legal proceedings.

Item 1A Risk Factors

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REMARK ENTERPRISES INC.

(Registrant)

Dated: May 20, 2009	By	/s/ Lawrence Rothberg
Lawrence Rothberg, President and Director (Principal Executive and Financial Officer)