Form 10-K/A
period 2008-12-31
LIBERATOR, INC.
filed 2010-02-04
CIK 1451053

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1
TO
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

Commission File Number: 000-53514

LIBERATOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3213475
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

2745 Bankers Industrial Dr.
Atlanta, GA 30360
 (Address, including zip code, of principal executive offices)

(770) 246-6400
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.0001 par value per share

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

Index

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 is filed to (i) amend the signature page to the annual report to include signatures of our principal executive officer, our principal financial and accounting officer, and a majority of the board of directors, and (ii) re-file the exhibits required by Item 601(b)(31) of Regulation S-K ensuring that such exhibits are exactly as those specified in such item. The foregoing changes were made in response to a letter from the Commission dated January 12, 2010. We also made a correction on the cover page to list our common stock as securities registered pursuant to Section 12(g) of the Act, and updated the exhibit table under Part IV, Item 15.

Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our annual report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing, except that the Company’s name, address, and telephone number are updated on the cover page of this Form 10-K/A.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

i

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

10.2	Engagement Letter with New Castle Financial Services, dated January 22, 2009 ***

10.3	Amended and Restated Engagement Letter with New Castle Financial Services, dated April 1, 2009 ****

10.4	Amendment to Engagement Letter with New Castle Financial Services, dated June 26, 2009 ****

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ****

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ****

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****

*	Incorporated by reference from Form 10 as filed by the Company on December 3, 2008.

**	Incorporated by reference from Form 8-K as filed by the Company on April 7, 2009.

***	Incorporated by reference from Amendment No. 4 to Form 10 as filed by the Company on June 12, 2009.

****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.

Date: February 4, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chief Executive Officer (Principal Executive Officer), President, and Director	February 4, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	February 4, 2010
Ronald P. Scott

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