Form 10-Q/A
period 2009-03-31
LIBERATOR, INC.
filed 2010-02-04
CIK 1451053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1
TO
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to  ____________

Commission File Number 000-53514

LIBERATOR, INC.
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

☐ Yes	☒ No

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

Table of Contents

REMARK ENTERPRISES INC.
INDEX

		Page
EXPLANATORY NOTE		i

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31,2008	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (Unaudited) and Inception (November 1, 2007) to March 31, 2009(Unaudited)	2

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009(Unaudited) and Inception (November 1, 2007) to March 31, 2009(Unaudited)	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4.	Controls and Procedures	8

PART II.	OTHER INFORMATION	9

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2009 is filed to re-file the exhibits required by Item 601(b)(31) of Regulation S-K ensuring that such exhibits are exactly as those specified in such item. The foregoing changes were made in response to a letter from the Commission dated January 12, 2010. We also updated the Exhibit Table under Part II, Item 6.

Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our quarterly report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing, except that the Company’s name, address, telephone number, and the first paragraph under the Company’s telephone number are updated on the cover page of this Form 10-Q/A.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, our sole officer and director, Lawrence Rothberg, together with Curt Kramer, sole owner of our majority shareholder, Hope Capital, Inc., will not engage in an organized search for available business opportunities. They each believe that as registration statement filings with the Securities and Exchange Commission are available on line at www.sec.gov and several services (i.e., Edgar-Online.com and freeedgar.com; the Company, Mr. Rothberg and Mr. Kramer have no relationship with any of the services that disseminate such filing information) further disseminate such filing information directly to their subscribers, potential business opportunities will contact the Company.  These factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Our sole officer and director, Lawrence Rothberg, together with Curt Kramer, sole owner of our majority shareholder, Hope Capital, Inc., will not engage in an organized search for available business opportunities. They each believe that as registration statement filings with the Securities and Exchange Commission are available on line at www.sec.gov and several services (i.e., Edgar-Online.com and freeedgar.com; the Company, Mr. Rothberg and Mr. Kramer have no relationship with any of the services that disseminate such filing information) further disseminate such filing information directly to their subscribers, potential business opportunities will contact the Company.  However, Mr. Rothberg and Mr. Kramer have invested in various public and private ventures and during the course of such business transactions made contacts with persons that may or may not be affiliated with potential business opportunities.  This course of action may adversely impact our ability to identify and consummate a successful business combination.

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

None.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

______________________
*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LIBERATOR, INC.

(Registrant)

Dated: February 4, 2010	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald P. Scott
Ronald P. Scott, Chief Financial Officer
(Principal Financial and Accounting Officer)