Form 10-K
period 2009-06-30
LIBERATOR, INC.
filed 2010-02-12
CIK 1451053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

Form 10-K
__________________________
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number: 000-53514

LIBERATOR, INC.
(Exact name of Company as specified in its charter)

Nevada	26-3213475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2745 Bankers Industrial Drive, Atlanta, Georgia 30360
(Address of principal executive offices) (Zip Code)
Company's telephone number: (770) 246-6400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES     ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ YES     ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files)   ☐ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES     ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The registrant’s common stock had no active trading market as of the last business day of its most recently completed second fiscal quarter.

As of February 11, 2010, there were 61,915,981 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Liberator, Inc. ("Liberator") and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning Liberator and its subsidiaries (collectively, the "Company"), the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Forward-looking statements speak only as of the date of this report, presentation or filing in which they are made. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this report include, but are not limited to:

•	Statements relating to our business strategy;

•	Statements relating to our business objectives; and

•	Expectations concerning future operations, profitability, liquidity and financial resources.

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to generate significant sales revenue from magazine, radio and television advertising;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors:

•	our ability to enforce and protect our intellectual property rights;

•	we may be subject to claims that we have violated the intellectual property rights of others;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any future acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	risks associated with litigation and legal proceedings; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1.        Business

Our History

We were incorporated in the State of Nevada on October 31, 2007 under the name Remark Enterprises, Inc.  On April 3, 2009, we entered into a Stock Purchase and Recapitalization Agreement (the “Merger Agreement”) with OneUp Innovations, Inc., a privately held Georgia corporation (“OneUp”), and One Up Acquisition, Inc. (“Subsidiary”), our wholly owned Georgia subsidiary.  On June 26, 2009, we consummated the transactions contemplated by the Merger Agreement, as amended.  Pursuant to the Merger Agreement, the Subsidiary and OneUp merged, and all of the issued and outstanding common stock of OneUp was exchanged for an aggregate of 45,000,000 shares of the Company’s common stock (90% of the total issued and outstanding shares of common stock of the Company).  In addition, all of the issued and outstanding shares of preferred stock of OneUp was exchanged for 4,300,000 shares of preferred stock of the Company.  After the merger, OneUp became our wholly owned subsidiary, and our business operations were conducted through OneUp.  On July 2, 2009, we changed our name to “Liberator, Inc.”

General

We are a provider of goods and information to consumers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life. The information that we provide consists primarily of product demonstration videos that we show on our websites and instructional DVD’s that we sell.

Established with this conviction, Liberator Bedroom Adventure Gear® empowers exploration, fantasy and the communication of desire, no matter the person’s shape, size or ability. Products include the original Liberator shapes and furniture, sophisticated lingerie and latex apparel, pleasure objects, as well as bath and body, bedding and home décor. Liberator is a growing consumer brand that celebrates intimacy by inspiring romantic imagination. Our primary website address is www.liberator.com.

Liberator Bedroom Adventure Gear® is a love-style brand that exists in a space where the act of love meets art and invention.  Not prurient enough to be an "adult" product, yet too sexy to be considered mainstream, we created a retail category called “lovestyle” to define ourselves in a marketplace that is rapidly gaining in popularity and acceptance.

Since we shipped our first product in 2002, we have evolved into a community of dedicated employees that create, develop, make, market, advertise, and promote products and ideas that allow couples to have a fuller sexual experience of themselves and each other.

We are focused on building, developing and marketing our Liberator brand of Bedroom Adventure Gear products.  Since inception, we have spent over $7 million in print advertising, building awareness of the brand primarily through magazine advertisements.

In addition to the Liberator Shapes®, we also produce a line of casual foam-based furniture that we sell under the Studio OneUp brand. These products are produced as a by-product from the manufacturing of Liberator products, as we re-purpose the scrap foam created from the cutting of the Liberator cushions.  The Studio OneUp products are offered directly to consumers through our web site www.studiooneup.com, to e-Merchants under drop-ship agreements where we ship directly to their customers, and to other resellers and retailers.

Our executive offices are located at 2745 Bankers Industrial Dr., Atlanta, GA 30360; our telephone number is +1-770-246-6400.  Our primary Web site addresses are www.liberator.com, www.studiooneup.com, www.theooh.com and www.foamlabs.com.  Information contained on our websites does not constitute a part of this report.

Industry Background

OneUp participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last 5 years into a new category called Sexual Wellness. All of the major retailers, pharmacies and on-line retailers have embraced this development including:

Walmart.com – Sexual Wellness products are sold in their Health & Beauty section
Amazon.com – Has a dedicated section called Sexual Wellness
Walgreens.com – Has a dedicated section called Sexual Wellness
CVS.com – Has a dedicated section called Sexual Health
Rite-Aid.com – Has a dedicated section called Sexual Well-being
Target.com – Has a dedicated section called Sexual Health

Major consumer brands are rapidly entering the Sexual Wellness market, with either new products or repackaged existing products. These brands include:

K-Y Personal Lubricant (a division of $63 billion Johnson & Johnson)
Trojan Condoms (a division of $2.4 billion Church & Dwight)
Philips Electronics (a $26 billion company) recently introduced a line of personal vibrators
Durex Condoms (a $250 million division of UK-based SSL International)

We believe that the category of sexual wellness is in the early stages of consumer awareness and that it will continue to grow and gain consumer acceptance to become a major trend in society.

Our Competitive Strengths

We believe that we have the following competitive strengths that we can leverage to implement our strategy:

Leading market position. Since our first magazine advertisements appeared in 2002, we have been one of only a handful of companies that are permitted to advertise sexual wellness products in mainstream publications. Because of our upscale presentation and mainstream appeal, Liberator product advertisements have passed the approval of magazines that have never before permitted an adult product to advertise. As a result, we believe that we enjoy a somewhat exclusive franchise in this category. Because of our ability to reach mainstream consumers through print advertisements, we believe that we have established a leading market position in the category of sexual wellness products. To some degree, we believe this is evidenced by our product position on leading e-commerce websites.

Vertically integrated operations which includes product and packaging design, website design, manufacturing, and marketing capabilities. Our state-of-the-art design and production facility allows us to rapidly bring new products to market and respond quickly to changes in consumer preference, and our in-house website design capabilities allows us to create a constant stream of website content that provides our consumers with an entertainment venue, which creates a catalyst for them to revisit our website after their initial purchase.

Broad product offering. OneUp currently manufactures approximately 1,200 products and purchases for resale an additional 400 products.

Established and diversified customer base. OneUp has approximately 145,000 unique individual customers in addition to leading retailers and e-merchants.

Experienced executive team. We have an experienced team of corporate managers. Our founder and Chief Executive Officer, Louis Friedman, is an entrepreneur and investor whose management experience spans the past 30 years. Our Chief Financial Officer, Ronald Scott, has over 30 years of experience in accounting and financial management, with 13 years as the Chief Financial Officer for a NASDAQ-listed natural products company.

Products and Services

Since the first products were sold in 2002, OneUp has continued to evolve and expand its product offering.

OneUp has developed a product line of "Bedroom Adventure Gear®" which consists of six differently shaped cushions being marketed as Liberator® Shapes. Liberator Shapes are positioning props that rock, elevate and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. As human bodies come in different sizes, so do Liberator Shapes. And Liberator Shapes are available in an assortment of fabric colors and prints to add to the visual excitement. The Shapes produced by OneUp Innovations are marketed under OneUp Innovation’s registered trademark “Liberator®” and covered under United States Patent #6,925,669. Each of the six Liberator Shapes has a unique shape, designed to introduce to the sexual experience positions which were previously difficult to achieve. The Liberator Shapes are manufactured from structured urethane foam cut at an angle, in large cubes and in platform shapes. The urethane base is encased in a tight, fluid resistant nylon shell, helping the cushions to maintain their shape.

OneUp has also developed a unique a line of furniture pieces, called “sex furniture”, which set the benchmark for relaxed interaction and creative sex. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, the Equus™, and the Freestyle™. The sex furniture line also includes products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold as the Zeppelin™, the Zeppelin™ Lounger, the Zeppelin™ Cocoon, and the Zeppelin™ Pillow.

In addition to the above Liberator products, OneUp manufactures couture lingerie, latex garments, fetish wear and a line of boudoir bedding items that are sold under the Fascinator™ line. Beginning in mid-2006, OneUp began importing high-quality pleasure objects and erotica from around the world. This collection now includes products for the body and mind, including erotic books, music and gifts.

In addition to the Liberator product line, OneUp also produces a line of casual foam-based furniture that it sells under the Studio OneUp brand. These products are offered directly to consumers through OneUp’s web site www.studiooneup.com, to e-Merchants under drop-ship arrangement where OneUp ships directly to their customers, and to other resellers.

Beginning in early fiscal 2007, OneUp began providing contract manufacturing services to companies seeking private label specialty products made from fabric and foam. These products are typically designed by the client companies and manufactured to their specifications. This is not a material segment of our business.

Beginning in early 2008, OneUp introduced The Ooh web site www.theooh.com. This web site was designed as a health and wellness site where the Liberator intimacy products could be presented in a more conservative format.

Competition

The markets for the products and information offered by OneUp are highly fragmented and are characterized by thousands of small and often undercapitalized businesses. We believe that we compete on the basis of integrity, the distinctiveness, quality and performance of our products, quality of customer service, creative presentations and brand name recognition.

We believe that the primary competitive factors in e-commerce are brand recognition, site content, ease of use, price, fulfillment speed, customer support, reliability and integrity. Our success, particularly against larger and better financed competitors, will continue to depend upon our ability to provide a compelling and satisfying shopping experience for the consumer, both on-line and at our current and future retail stores.

Strategy

As one of the few recognized brands in the sexual wellness market, our goal is to enhance revenue opportunities while improving our profitability. We plan to achieve these goals using the following strategies:

•
Expand Advertising Beyond Magazines. Since inception, 95% of OneUp’s advertising expenditures have been for print advertisements in magazines. While we plan to continue and grow this effort, we also believe that we can be more successful by advertising on adult and mainstream cable television and network channels, and satellite and terrestrial radio stations.

•
Pursue Targeted Acquisitions. We believe that the sexual wellness industry is highly fragmented, with few market leaders, and we seek to pursue acquisitions that meet our values, strategic focus and economic criteria. We believe there is a significant opportunity to expand our business by acquiring and integrating companies that manufacture or market high-quality products to the sexual wellness consumer market and that, in many cases, such companies could increase their sales as a result of offering their products for sale under the Liberator brand.

•	Capitalize on the Liberator brand. We intend to extend the Liberator brand through the introduction of Liberator brand pleasure objects and consumables, like personal lubricants and massage oils.

•
Expand our Channels of Distribution. In 2008, OneUp began licensing the Liberator brand to entrepreneurs in foreign countries and we now have licensees in 11 European and Asian countries with a total population of 250 million. OneUp intends to continue to add to its list of international licensees. OneUp also believes there is a significant opportunity to open Liberator Love Artist stores in specific domestic markets like Atlanta, New York, Los Angeles and Miami. Not only will such stores increase awareness of the brand, but they will serve as regional hubs to support local networks of independent sales agents that purchase products from our stores and resell them to their friends and family members through in-home parties.

•
Expand Distribution of our Studio OneUp and TheOoh products. OneUp has developed a unique point-of-purchase packaging system for our “bean bag” line of Studio OneUp seating. This system allows the retailer to stock a variety of bean bag colors and fabric types while maintaining minimal inventory of the foam-based filling. The foam-based filling is re-purposed scrap foam created from the manufacturing of the Liberator cushions. The foam-based filling is compressed into square capsules with a maximum weight of 25 pounds, which makes it easier for the consumer to transport the product, and it reduces the amount of shelf space required by the retailer. To purchase one of the various sizes of bean bags, consumers simply select the required size and number of compressed foam capsules that match the selected cover.

Intellectual Property

Liberator, Wedge, Ramp, Cube, Stage, Esse, Zeppelin, Jaxx, “Explore More”, “Bedroom Adventure Gear“, and the Liberator logo are subject to trademark or pending trademark applications of OneUp.

We also currently hold various web domain names relating to our brand, including the domain names listed below:

Liberator.com	theliberator.com	liberatormusic.com
studiooneup.com	sulibertador.com	liberatormail.com
theooh.com	ourliberator.com	liberatorextreme.com
foamlabs.com	oneupinnovations.com	liberatoraffiliates.com
liberatorcushions.com	loveliberator.com	liberater.com
sexcushions.com	liberatorworks.com	hisliberator.com
liberator-scentuelle.com	liberatorshop.com	herliberator.com
oneupstore.com	liberatorshapes.com	foamrx.com
yourliberator.com	liberatorpads.com
thezerk.com	liberatoroffers.com

In August 2005, we were issued a United States utility patent number US 6,925,669, “Support Cushion and System of Cushions.”

Marketing

Through advertisements in a broad range of national magazines, consumers are directed to one of OneUp’s three e-commerce websites to learn more about the products and place their orders. These websites include www.liberator.com, www.studiooneup.com and www.theooh.com.

OneUp intends to expand its advertising efforts beyond magazines to reach broader segments of the population and increase its consumer base.

Through its in-house sales organization, OneUp engages retailers directly and then either ships to them on a wholesale basis or provides fulfillment services by drop-shipping directly to their customers.

Through attendance at a variety of domestic and international consumer and industry trade shows, OneUp gains valuable feedback from consumers and retailers regarding its product offering. Attendance at these trade shows also provides OneUp with an opportunity to monitor the competitive environment and be made aware of any emerging trends in the sexual wellness industry.

Licenses

OneUp launched its international expansion program in mid-2008 through a licensing program. Through a co-manufacturing arrangement whereby the foam is contoured locally, OneUp has created a way for local partners to launch the brand quickly and aggressively. Each licensee has the full capability to sell directly to consumers and traditional resellers, and has made significant financial commitments to marketing the Liberator brand through country specific advertising channels which include print, television, and radio. These licensees are also empowered to interpret the brand so as to be culturally sensitive to their respective territories.

Since September 2008, OneUp has licensed 11 countries around the world including the UK, Germany, Netherlands, Belgium, France, Italy, Australia / New Zealand, Singapore, Indonesia, and Malaysia (with a combined population greater than 250 million residents.) There are currently five other territories under negotiation with licensees. All territories will have, if not already, a fully functional consumer website, and in some cases, our partners will develop Liberator Lovestyle retail stores.

International websites being launched include:

Singapore	www.liberator.sg
UK	www.theliberatoruk.co.uk
Netherlands	www.liberatorshop.nl
Germany	www.liberatorship.de
Belgium	www.liberatorshop.be
Australia / New Zealand	www.theliberator.com.au

These international licensees are expected to eventually be successful distribution pipelines which will market the Liberator branded products, ranging from consumables and toys to shapes and furniture. Under the licensing agreements, the licensees are encouraged to open all sales channels within their territories including big box retailers, drugstores, and other retail channels. Sales to licensees consist of an initial license fee plus recurring product sales. Product sales and license fees from international licensees was less than 1% of total net sales in fiscal 2008 and less than 3% of total net sales during fiscal 2009. The international license agreements, which have a term of three to six years, appoint the companies or individuals as exclusive distributors in their respective territories (with no minimum annual purchase requirements) and require the licensees to spend specific amounts on advertising in their local markets. However, to date, these advertising requirements have not been enforced by the Company. The international license agreements may be terminated at any time upon the mutual written agreement of the parties, and upon the occurrence of any event of default, as defined in the agreements.

Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet website and telephone sales) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2007	Fiscal 2008	Fiscal 2009
Direct	$6,547	$6,703	$5,144
Wholesale	2,369	3,550	4,022
Other	1,218	1,498	1,095
Total Net Sales	$10,134	$11,751	$10,261

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2007	Fiscal 2008	Fiscal 2009
Internet	$5,883	$6,096	$4,536
Phone	664	607	608
Total Direct Net Sales	$6,547	$6,703	$5,144
Direct net sales as a percentage of total revenues	64.6%	57.0%	50.1%

Since inception, OneUp has sold directly to approximately 200,000 consumers, many of these consumers have ordered from the Company more than once.

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2007	Fiscal 2008	Fiscal 2009
Wholesale customers	$2,369	$3,550	$4,022
Percentage of total revenues	23.4%	30.2%	39.2%

As of June 30, 2009, OneUp has approximately 800 wholesale accounts, most of which are located in the United States.

Internet Website

Since 2002, our website located at www.liberator.com has allowed our customers to purchase our merchandise over the Internet. Using a consistent standard measure, our website logged over 3.1 million visits in fiscal 2009, as compared to over 3.5 million visits in fiscal 2008, representing an 11% decrease in website visits. Internet revenues represented 88% of the Direct business in fiscal 2009, compared to 91% of the Direct business in fiscal 2008. We design and operate our websites using an in-house technical and creative staff. Our www.liberator.com website is intended to be an entertainment and educational venue where consumers can watch product demonstration videos, videos on sexual wellness topics and humorous videos on the many facets of human sexuality. In addition to our www.Liberator.com website, we also maintain the www.StudioOneUp.com website and the www.TheOoh.com website.

In response to declining sales on our Liberator.com website, in fiscal 2009 (the year ended June 30, 2009) we began an implementation project of a new e-commerce platform and a new enterprise resource planning (ERP) system. The implementation of both of these systems was substantially completed during the first quarter of fiscal 2010 (the year ended June 30, 2010).

Liberator® “Lovestyle” Store

Sex and love are inherently essential to life, but we do not believe they have been properly presented in retailing. Couples seeking products to enhance intimacy have limited choices beyond that of the local sex shop. OneUp will present “lovestyle” and sexual adventure in an interactive environment that is couple friendly, mainstream and not faced with the zoning restrictions of adult shops.

Products offered may include:

•	Liberator Shapes, sexual furniture, playful restraints
•	Bedding – silk / satin sheets, duvets, pillows
•	Pleasure objects (imported high-end)
•	Leather products.
•	Erotic prints, books and sculptures
•	Borosilicate glass art and pleasure objects
•	Lingerie – leather, silk, latex, and high end dress-up costumes
•	Dance wear & accessories – burlesque, belly dance, strip tease plus DVD’s
•	Sensual Massage, bath and body products
•	Music, educational DVD’s, limited erotic DVD’s
•	Personal lubricants
•	Scents, fragrances and candles
•	Gift baskets
•	Instructional monthly presentations or salons

Our 3,500 square foot factory store has demonstrated the power of the Liberator brand – customers want to feel and touch Liberator products and are willing to travel to the store, return repeatedly and refer friends.

The Liberator Lovestyle Store serves as a laboratory to observe consumer reaction to new products and to evaluate price points and merchandising techniques.

We believe that our retail store concept is ready to be rolled out or licensed throughout the United States, providing an upscale experience in-sync with the mainstreaming of sexual well-being.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations that regulate the promotion and sale of merchandise and the operation of warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Seasonality

Our business has a seasonal pattern. In the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 29% of our revenues in the third quarter, which includes Valentine’s Day. Also, during these past three years, we have had net income in our second and third quarters and generated losses in our first and fourth quarters, although there can be no assurance that this trend will continue.

Employees and Labor Relations

As of the date of this Current Report, we have 112 employees. In addition, approximately 20 employees are hired on a seasonal basis to meet demand during the peak season. None of our employees are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our employees is good.

ITEM 1A.     Risk Factors

Not required of smaller reporting companies.

ITEM 1B.     Unresolved Staff Comments

None.

ITEM 2.        Properties

We operate our business from one facility. We lease 140,000 square feet located at 2745 Bankers Industrial Drive, Atlanta, GA 30360. This facility serves as our manufacturing facility, design and creative center, administrative and corporate headquarters and company store.  The facility lease expires December 31, 2015.

We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

ITEM 4.        Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no established market for our securities.

As of February 9, 2010, we have 61,915,981 shares of common stock issued and outstanding. 1,492,456 shares of our common stock are subject to outstanding options, 2,462,393 shares of our common stock are subject to warrants, 1,500,000 shares of common stock are issuable upon the conversion of convertible notes, and 4,300,000 shares of common stock are issuable upon the conversion of the preferred stock (after July 1, 2011).  None of the shares of our issued and outstanding common stock are currently eligible for resale pursuant to an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended, as we ceased being a shell company on June 26, 2009 and such shares will be eligible subject to the requirements of Rule 144 after one (1) year has elapsed from the date we file “Form 10 information” with the Commission. We believe we have filed such “Form 10 information” as of the filing date of this Amendment to Current Report on Form 8-K.

Holders

As of February 9, 2010, we had approximately 57 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent, and one holder of our preferred stock.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV, 89119-4355.

Dividend Policy

We plan to retain all earnings generated by our operations, if any, for use in our business. We do not anticipate paying any cash dividends to our stockholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements, and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

    We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

 Pursuant to the Merger Agreement, on June 26, 2009, we issued 45,000,000 shares of our common stock to 11 individuals who collectively owned 100% of OneUp Innovations in exchange for 100% of the outstanding shares of OneUp. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Pursuant to the offering, on June 26, 2009, we issued 8,000,000 shares of our common stock to 37 individuals and entities pursuant to a private placement memorandum and subscription agreement in the aggregate amount of $2,000,000. All of the shares were sold to “accredited investors” as defined in 501(a) of the Securities Act. Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders was accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act.

Pursuant to the engagement letter with New Castle Financial Services, on June 26, 2009, we issued 2,732,980 shares of our common stock to New Castle Financial Services with respect to investment banking and financial services performed by New Castle Financial Services in connection with the Offering. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In addition, in connection with a finders’ fee agreement, we issued 200,000 shares of our common stock to Downshire Capital with respect to services as a finder performed by Downshire Capital in connection with the Merger. Pursuant to the verbal agreement, Downshire agreed to receive 2.5% of the gross amount raised in the June 2009 private placement, in stock. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.        Selected Financial Data

Not required of a small reporting company.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2009 and 2008 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Description of the Company and Business Segments

We are a provider of goods and information to consumers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life.

Established with this conviction, Liberator Bedroom Adventure Gear® empowers exploration, fantasy and the communication of desire, no matter the person’s shape, size or ability. Products include the original Liberator shapes and furniture, sophisticated lingerie and latex apparel, pleasure objects, as well as bath and body, bedding and home décor. Liberator is a growing consumer brand that celebrates intimacy by inspiring romantic imagination. Our primary website address is www.liberator.com.

Liberator Bedroom Adventure Gear® is a love-style brand that exists in a space where the act of love meets art and invention. Not prurient enough to be an "adult" product, yet too sexy to be considered mainstream, we created a retail category called “lovestyle” to define ourselves in a marketplace that is rapidly gaining in popularity and acceptance.

Since OneUp shipped its first product in 2002, OneUp has evolved into a community of dedicated employees that create, develop, make, market, advertise, and promote products and ideas that allow couples to have a fuller sexual experience of themselves and each other.

We are focused on building, developing and marketing our Liberator brand of Bedroom Adventure Gear products. Since inception, we have spent over $7 million in print advertising, building awareness of the brand primarily through magazine advertisements. We now intend to broaden our marketing reach by advertising on selected cable television and radio channels and in newspaper ads.

In addition to the Liberator Shapes®, we also produce a line of casual foam-based furniture that we sell under the Studio OneUp brand. These products are produced as a by-product from the manufacturing of Liberator products, as we re-purpose the scrap foam created from the cutting of the cushions. The Studio OneUp products are offered directly to consumers through our web site www.studiooneup.com, to e-Merchants under drop-ship agreements where we ship directly to their customers, and to other resellers.

We are currently housed in a 140,000 sq. ft. vertically integrated manufacturing facility in a suburb of Atlanta, Georgia. Since our first sale in May 2002, we have grown to include 112 employees, with our products being sold directly to consumers and through hundreds of domestic resellers and on-line affiliates and six international resellers.

The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total product sales billed during the period plus amounts paid for shipping and handling, less the actual returns, customer allowances, and customer discounts.

Inventories. Inventories are carried at the “lower of cost or market value,” with cost being determined on the “first-in, first-out” basis of accounting. Finished goods and goods in process include a provision for manufacturing overhead.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

New Accounting Pronouncements

Please refer to Note C, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements and Recently Issued Accounting Pronouncements” to our financial statements included in this report for a discussion on the impact of the adoption of new accounting pronouncements.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Year Ended June 30, 2009	Year Ended June 30, 2008	% Change

Net sales:	$10,260,552	$11,750,832	(13)%
Gross profit	$3,116,444	$4,234,099	(26)%
Operating income (loss)	$(1,000,869)	$73,625	—
Diluted (loss) per share	$(0.08)	$(0.00)	—

Net Sales by Channel:	Year Ended June 30, 2009	Year Ended June 30, 2008	% Change

Direct	$5,143,604	$6,703,172	(23)%
Wholesale	$4,022,127	$3,549,808	13%
Other	$1,094,821	$1,497,852	(27)%
Total Net Sales	$10,260,552	$11,750,832	(13)%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Year Ended June 30, 2009	Margin %	Year Ended June 30, 2008	Margin %	% Change

Direct	$1,896,561	37%	$2,993,815	45%	(37)%
Wholesale	$1,096,678	27%	$866,899	24%	27%
Other	$123,205	11%	$373,385	25%	(67)%
Total Gross Profit	$3,116,444	30%	$4,234,099	36%	(26)%

Fiscal Year ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

Net sales for the twelve months ended June 30, 2009 decreased from the comparable prior year period by $1,490,280, or 13%. The decrease in sales is due to a decrease in consumer sales of $1,265,000. Direct sales, which consists of consumer sales through our three websites and, to a lesser extent, our factory store, decreased from approximately $6.7 million in the twelve months ended June 30, 2008 to approximately $5.1 million in the twelve months ended June 30, 2009, a decrease of approximately 23%. We attribute this decrease to the current economic uncertainty and changes in consumer spending leading to consumers purchasing fewer of our products, as our products are typically a discretionary purchase. As a result of an increased focus on our Wholesale business, sales to wholesale customers increased approximately 13% from the prior year. Wholesale customers include Liberator products sold to distributors and retailers and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customer, and which, to date, has not been a material part of our business.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross margin as a percentage of sales decreased to 30% for the year ended June 30, 2009 from 36% in the prior year. This is primarily the result of a decrease in Direct to consumer sales combined with more frequent order and product specific discount offers for consumers. One of the most frequent consumer discount offers during fiscal 2009 was “free” or significantly reduced shipping and handling, which accounts for the decrease in the Other category revenue and gross profit. Gross profit on Wholesale sales increased as a result of a price increase that was implemented during the third quarter of fiscal 2009. Because product margins for all products in a given distribution channel are comparable, we analyze and manage our business based on changes in distribution channels and not by product mix.

Total operating expenses for the year ended June 30, 2009 were 40% of net sales, or $4,117,313, compared to 35% of net sales, or $4,160,474, for the year ended June 30, 2008. This slight decrease in operating expenses was primarily the result of lower advertising and promotion costs offset by higher sales and marketing personnel costs to support greater domestic and international wholesale distribution efforts. Advertising and promotion expenses decreased by 18% (or $190,269) from $1,054,959 in fiscal 2008 to $864,690 in fiscal 2009. Advertising and promotion expenses were reduced during fiscal 2009 as part of a plan to improve the targeting, timing and effectiveness of advertising spending. Other Selling and Marketing costs increased 18% (or $181,365) from fiscal 2008 to fiscal 2009, primarily as a result of increased sales staff and related personnel costs and additional website hosting costs.

Other income (expense) increased from ($153,113) to ($2,754,113) in fiscal 2009. Interest (expense) and financing costs in fiscal 2009 included $167,879 in additional interest expense related to the issuance of the preferred stock. This additional interest expense was recorded to bring the carrying value of the shares to their stated liquidation value. Expenses related to the merger during fiscal 2009 total $2,273,495. This item consists of $285,750 for the discounted face value of the convertible note payable to Hope Capital, $4,500 for the fair market value of the warrant for 1 million shares issued to Hope Capital, $1,250,000 for the fair market value of the Company shares deemed issued to our former shareholders, and $733,245 for the fair market value of shares issued for services in connection with the private placement that closed on June 26, 2009. All of the expenses related to the merger included in other income (expense) are non-cash expenses.

No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2009 or 2008. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had net loss of $3,754,982, or ($0.08) per diluted share, for the twelve months ended June 30, 2009 compared with net loss of $153,113, or $0.00 per diluted share, for the year ended June 30, 2008.

Fiscal Year ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

Net sales for the twelve months ended June 30, 2008 increased from the comparable prior year period by $1,616,810, or 16%. The increase in sales was substantially due to an increase in wholesale private label revenue and, to a lesser extent, higher sales of wholesale Liberator products through wholesale and retail distribution channels.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross margin as a percentage of sales increased slightly from 35% for the year ended June 30, 2007 to 36% for the year ended June 30, 2008. Because product margins for all products in a given distribution channel are comparable, we analyze and manage our business based on changes in distribution channels and not by product mix.

Total operating expenses for the year ended June 30, 2008 were 35% of net sales, or $4,160,474, compared to 42% of sales, or $4,236,136, for the year ended June 30, 2007. This decrease in operating expenses was primarily the result of a 26% reduction in advertising spending, from $1,422,263 in fiscal 2007 to $1,054,959 in fiscal 2008.

No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2008 or 2007. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had net loss of $153,113, or ($0.00) per diluted share, for the twelve months ended June 30, 2008 compared with net loss of $864,127, or $(0.02) per diluted share, for the twelve months ended June 30, 2007.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents increased $1,726,114 to $1,815,633 at June 30, 2009 from $89,519 at June 30, 2008. This increase in cash resulted from cash provided by operating activities of $252,097 and cash provided by financing activities of $1,826,409, offset by cash used in investing activities of $352,392. Cash provided by operating activities for the year ended June 30, 2009 represents the results of operations adjusted for non-cash depreciation and the non-cash deferred rent accrual of $289,370, a decrease in inventory of $552,400 and increases in accounts payable of $633,674, offset by a slight increase in accounts receivable and other less significant changes. Cash flow used in investing activities reflects capital expenditures during the year ended June 30, 2009. The largest component of capital expenditures during the year ended June 30, 2009, is our project to upgrade our e-commerce platform and ERP system. Expenditures on the e-commerce platform and ERP system, as of June 30, 2009, total approximately $274,000. Cash flows provided by financing activities are attributable to the net proceeds from the sale of common stock of $1,699,465, proceeds of $550,000 from the credit card cash advance, loans from related parties of $120,948, and $111,188 in proceeds from new capital leases, offset in part by repayment of the credit card advance and repayment of a short-term note payable and unsecured notes.

As of June 30, 2009, net accounts receivable increased by $16,710, or 5%, to $346,430 from $329,720 at June 30, 2008. The increase in accounts receivable is primarily the result of increased sales to wholesale accounts. Management believes that our accounts receivable are collectible net of the allowance for doubtful accounts of $5,740 at June 30, 2009.

Net inventory decreased $552,400, or 44%, to $700,430 as of June 30, 2009 compared to $1,252,803 as of June 30, 2008. The decrease is greater than the year-to-date reduction in sales of 13% and also reflects better management of raw materials and finished goods.

Accounts payable increased $633,674, or 39%, to $2,247,845 as of June 30, 2009 compared to $1,614,170 as of June 30, 2008. The increase in accounts payable was due to our working capital deficiency and the necessity to unilaterally extend the payment periods to vendors.

Liquidity

At June 30, 2009, our working capital deficiency was $106,124, an improvement of $583,350 compared to $689,474 at June 30, 2008. Cash and cash equivalents at June 30, 2009 totaled $1,815,633, an increase of $1,726,114 from $89,519 at June 30, 2008.

As of June 30, 2009, we had a revolving line of credit with a commercial finance company which provides up to $500,000 credit against 85% of eligible accounts receivable (aged less than 90 days) and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus two percent (7 percent at June 30, 2008 and 5.25 percent at June 30, 2009), payable monthly. As of June 30, 2009. we were in full compliance with the terms of this revolving line of credit. The amount owed on the revolving line of credit was $287,140 at June 30, 2008 and $171,433 at June 30, 2009.

On July 2, 2008, we received $350,000 from a finance company under the terms of a credit facility that is secured by our future credit card receivables. Terms of the credit facility require repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility has a financing fee of 12% (equal to $42,000) on the principal amount, which equates to an effective annual interest rate of 21.1%. The credit facility is personally guaranteed by our CEO and majority shareholder, Louis Friedman. On June 3, 2009, we borrowed an additional $200,000 under this credit facility. Terms of the current loan require repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. The current loan has a financing fee of 12% (equal to $24,000) on the principal amount, which equates to an effective annual interest rate of 43.2%. On June 26, 2009, the balance due on the credit card advance was $198,935.

As of June 30, 2007, we had a revolving line of credit with Fidelity Bank in the amount of $500,000. We were not in compliance at June 30, 2007 to the extent that the note required us to maintain a tangible net worth of $500,000. Subsequent to June 30, 2007, we signed a renewal note dated August 17, 2007 and maturing on December 31, 2007 that required us to achieve a tangible net worth of $700,000. The creditor waived the financial covenant requirement concerning the tangible net worth through August 8, 2007. Regardless of the financial covenants, we were always current with the principal and interest payments. The interest rate applied to the unpaid principal balance on this revolving line of credit was one percentage point above prime rate. The balance outstanding at June 30, 2007 was $ 500,000 and the current interest rate being applied to the balance was prime rate plus one percent which was then 9.25% with interest being payable monthly. This credit facility was repaid in full on March 19, 2008.

Management believes cash flows generated from operations, along with current cash as well as borrowing capacity under the line of credit and other credit facilities, should be sufficient to finance operating and capital requirements through the end of fiscal 2010. If new business opportunities do arise, additional outside funding may be required.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $3,754,982 and $153,113 for the years ended June 30, 2009 and 2008, respectively, and as of June 30, 2009 the Company has an accumulated deficit of $15,965 and a working capital deficit of $106,124.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better in line with current revenue levels. Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total fiscal 2010 capital expenditures to be under $100,000 and to be funded by capital leases and, to a lesser extent, operating cash flows. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to upgrade our e-commerce platform and enterprise resource planning system (ERP system).

If our business plans and cost estimates are inaccurate and our operations require additional cash or if we deviate from our current plans, we could be required to seek debt financing for particular projects or for ongoing operational needs. This indebtedness could harm our business if we are unable to obtain additional financing on reasonable terms. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings, which in turn could restrict our operating flexibility and endanger our ability to continue operations.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8.          Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liberator, Inc.

We have audited the accompanying consolidated balance sheets of Liberator, Inc. (f/k/a Remark Enterprises, Inc.) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2009.  Liberator, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator, Inc. as of June 30, 2009 and 2008, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its financing requirements and attain profitable operations. Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri
October 8, 2009

LIBERATOR, INC.
(f/k/a Remark Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
Assets:
Current assets:
Cash and cash equivalents	$1,815,633	$89,519
Accounts receivable, net of allowance for doubtful accounts of $5,740 in 2009 and 2008	346,430	329,720
Inventories	700,403	1,252,803
Prepaid expenses	95,891	112,998
Total current assets	2,958,357	1,785,040

Property and equipment, net of accumulated depreciation of $1,515,194 in 2009 and $1,244,976 in 2008	1,135,517	1,053,343

Total assets	$4,093,874	$2,838,383
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,247,845	$1,614,171
Accrued compensation	154,994	138,078
Accrued expenses and interest	145,793	204,966
Revolving line of credit	171,433	278,140
Short-term note payable	–	100,000
Current portion of long-term debt	145,481	139,159
Credit card advance	198,935	–
Total current liabilities	3,064,481	2,474,514
Long-term liabilities:
Note payable – equipment	72,812	128,787
Leases payable	225,032	141,129
Notes payable – related party	125,948	705,000
Convertible note payable – shareholder (net of $89,250 in unamortized discount)	285,750	–
Unsecured lines of credit	124,989	139,149
Deferred rent payable	356,308	337,155
Less: current portion of long-term debt	(145,481)	(139,159)
Total long-term liabilities	1,045,358	1,312,061
Total Liabilities	4,109,839	3,786,575
Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding in 2009, zero shares outstanding in 2008, liquidation preference of $1,000,000	430	–
Common stock, $0.0001 par value, 250,000,000 shares authorized, 60,932,981 shares issued and outstanding in 2009; 45,000,001 shares in 2008	6,093	4,500
Additional paid-in capital	5,286,970	601,784
Retained deficit	(5,309,458)	(1,554,476)

Total stockholders’ deficit	(15,965)	(948,192)
Total liabilities and stockholders’ equity	$4,093,874	$2,838,383

The accompanying notes are an integral part of these statements.

LIBERATOR, INC.
(f/k/a Remark Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2009 and 2008

	2009	2008

Net Sales	$10,260,552	$11,750,832
Cost of goods sold	7,144,108	7,516,733
Gross profit	3,116,444	4,234,099
Operating expenses
Advertising and Promotion	864,690	1,054,959
Other Selling and Marketing	1,201,054	1,019,689
General and Administrative	1,781,352	1,776,628
Depreciation	270,217	309,198

Total operating expenses	4,117,313	4,160,474
Income (Loss) from Operations	(1,000,869)	73,625

Other Income (Expense):
Interest income	1,980	780
Interest (expense) and financing costs	(482,598)	(227,518)
Expenses related to merger	(2,273,495)	–
Total Other Income (Expense)	(2,754,113)	(226,738)
Net Loss Before Income taxes	(3,754,982)	(153,113)
Provision for Income Taxes	–	–
Net Loss	(3,754,982)	(153,113)
Loss per share
Basic	$(0.08)	$(0.00)
Diluted	$(0.08)	$(0.00)
Weighted-average number of common shares outstanding
Basic	48,341,549	45,000,001
Diluted	48,341,549	45,000,001

The accompanying notes are an integral part of these consolidated statements.

Liberator, Inc.
(f/k/a/ Remark Enterprises, Inc.)

Statement of Changes in Stockholders’ Equity (Deficit)

From July 1, 2007 to June 30, 2009

							Total
	Series A Preferred				Additional		Stockholders'
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	$	Shares	$	Capital	Deficit	(Deficit)

Balance, July 1, 2007	-	-	45,000,000	$4,500	$595,284	$(1,401,363)	$(801,579)

Stock issued for cash and contribution	-	-	1		6,500	-	6,500
Net loss	-	-	-	-	-	(153,113)	(153,113)
Ending balance, June 30, 2008			45,000,001	4,500	601,784	(1,554,476)	(948,192)

Stock issued for cash	-	-	5,000,000	500	2,500	-	3,000
Related party debt and interest exchanged for convertible preferred stock	4,300,000	$430	-	-	831,690	-	832,120
Common stock issued in private placement, net of $303,535 in issuance costs, fees and expenses	-	-	8,000,000	800	1,695,665	-	1,696,465
Shares issued for services in connection with the private placement	-	-	2,932,980	293	(293)	-	-
Fair market value of shares issued for services in connection with the private placement					733,245		733,245
Fair market value of shares issued in merger	-	-	-	-	1,250,000	-	1,250,000
Fair market value of warrant issued to Hope Capital	-	-	-	-	4,500	-	4,500
Additional interest expense recorded on value of Series A Convertible Preferred Shares					167,879		167,879

Net loss	-	-	-	-	-	(3,754,982)	(3,754,982)
Ending balance, June 30, 2009	4,300,000	$430	60,932,981	$6,093	$5,286,970	$(5,309,458)	$(15,965)

The accompanying notes are an integral part of these consolidated statements.

LIBERATOR, INC.
(f/k/a Remark Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009 and 2008

	2009	2008
Operations
Net loss	$(3,754,982)	$(153,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	270,217	309,198
Additional interest expense on issuance of preferred shares	167,880
Expenses related to merger	2,273,495
Net (increase) decrease in assets:
Accounts Receivable	(16,710)	(110,227)
Inventory	552,400	(62,535)
Prepaid expenses	17,107	(14,851)
Net increase (decrease) in liabilities:
Accounts payable	633,674	(9,058)
Accrued expenses	72,947	72,312
Accrued compensation	16,916	32,711
Deferred rent payable	19,153	88,933

Net cash provided by operating activities	252,097	153,370
Investing
Investments in equipment	(352,392)	(85,342)

Net cash used in investing	(352,392)	(85,342)
Financing
Net proceeds from sale of common stock	1,699,465	6,500
Borrowings under revolving line of credit	2,710,368	734,968
Repayment of revolving line of credit	(2,817,075)	(965,179)
Loans from related party	120,948	–
Proceeds from credit card advance	550,000	–
Repayment of credit card advance	(351,065)	–
Proceeds from short term note and unsecured notes	100,000	247,500
Repayment of short term note and unsecured notes	(214,160)	–
Principle payments on note payable and capital leases	(83,260)	(175,545)
Additions to capital leases	111,188	37,556
Net cash provided by (used in) financing	1,826,409	(114,200)

Net change in cash and cash equivalents	1,726,114	(46,172)
Cash and cash equivalents, beginning of period	89,519	135,691
Cash and cash equivalents, end of period	$1,815,633	$89,519

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additional equipment acquired with direct financing	–	$218,500
Common stock issued in acquisition of subsidiary	$1,987,745	–
Additional interest expense on issuance of preferred shares	$167,880	–
Note payable issued in acquisition of subsidiary	$285,750	–
Cash paid during the year for:
Interest	$245,256	$209,528
Income Taxes	–	–

The accompanying notes are an integral part of these statements.

LIBERATOR, INC.
(f/k/a Remark Enterprises, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS

Remark Enterprises Inc. (“Remark” or the “Company”) was incorporated in Nevada on November 1, 2007. On April 3, 2009, we entered into a Stock Purchase and Recapitalization Agreement (the “Merger Agreement”) with One Up Innovations, Inc., a privately held Georgia corporation (“OneUp”), and One Up Acquisition, Inc. (“Subsidiary”), our newly formed wholly owned Georgia subsidiary.  On June 26, 2009, Remark consummated the transactions contemplated by the Merger Agreement, as amended.  Pursuant to the Merger Agreement, the Subsidiary and OneUp merged and all of the issued and outstanding common stock of OneUp was exchanged for an aggregate of 45,000,000 shares of Remark’s common stock (90% of the total issued and outstanding shares of common stock of the Company).  In addition, all of the issued and outstanding shares of Series A convertible preferred stock of OneUp was exchanged for 4,300,000 shares of Series A convertible preferred stock of the Company.  OneUp is the surviving corporation and is a wholly owned by the Company; all business operations of the Company are now the business operations of OneUp.  Effective with the consummation of the merger, we changed our name to Liberator, Inc.  Prior to the merger, the Company’s fiscal year end was December 31, and the fiscal year end of OneUp was June 30.  On August 10, 2009, the Board of Directors of the Company acted by unanimous written consent to change the Company’s fiscal year end from December 31 to June 30.

Prior to the merger, the Company was a non-operating “shell” corporation. The merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Remark was treated as the ‘‘acquired’’ company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of OneUp issuing stock for the net monetary assets of Remark, accompanied by a recapitalization. The net monetary assets of Remark were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of OneUp was carried forward after the merger. Operations prior to the merger are those of OneUp. Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company's sales and manufacturing operation are located in the same facility in Doraville, Georgia (a suburb of Atlanta.)  Sales are generated through the internet and print ads. We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $3,754,982 and $153,113 for the years ended June 30, 2009 and 2008, respectively, and as of June 30, 2009 the Company has an accumulated deficit of $15,965 and a working capital deficit of $106,124.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.  Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better in line with current revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  However, management cannot provide any assurances that the Company will be successful in accomplishing these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of Liberator, Inc. and our wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: asset impairment; income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” (“SAB No. 104”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product sales.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At June 30, 2009, accounts receivable totaled $346,430 net of $5,740 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of June 30, 2009, substantially all of our cash and cash equivalents were managed by a number of financial institutions.  As of June 30, 2009 our cash and cash equivalents and restricted cash with certain of these financial institutions exceed FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe.

Fair Value of Financial Instruments

At June 30, 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $63,020 at June 30, 2008 and $57,625 at June 30, 2009. Advertising expense for the years ended June 30, 2008 and 2009 was $1,054,959 and $864,690, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $12,119 for the year ended June 30, 2008 and $173,583 for the year ended June 30, 2009.

Shipping and Handling

Net sales for the year ended June 30, 2009 and 2008 includes amounts charged to customers of $1,071,978 and $1,465,262, respectively, for shipping and handling charges.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes.

Expenditures for major renewals and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss is recognized currently.

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2009 is $356,308.  The Rent expense under this lease for the years ended June 30, 2009 and 2008 was $323,723.

Segment Information

During fiscal 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements
(Recently adopted)

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with the first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on July 30, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended July 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  This FSP clarifies the application of SFAS No. 157 when there is no active market or where the price inputs being used represent distressed sales.  Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 157-4 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). This FSP provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  FSP FAS 115-2 will be effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations, cash flows or financial positions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact our results of operations, cash flows or financial positions. We have evaluated events and transactions that occurred after July 30, 2009 through October 8, 2009, the date we issued these financial statements. See further discussion in Note O.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations.  SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141 R-1”). FSP 141 R-1 was issued to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010) and will be applied to the pending  merger with WES Consulting, Inc.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). The adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010), with early application encouraged.  The adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other generally accepted accounting principles in the United States (“GAAP”).  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010), and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP 142-3 and do not expect it to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140  (“SFAS No. 166”).  SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”,  and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”,  to qualifying special-purpose entities.  SFAS No. 166 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 166 on our consolidated financial statements.

Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 167 on our consolidated financial statements.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will be effective in the first quarter of fiscal 2010.

NOTE D—IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of its equipment or leasehold improvements in accordance with SFAS No. 144.  Pursuant to SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value. Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2008 or 2009.

NOTE E—INVENTORY

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

The Company's inventories consist of the following components at June 30, 2009 and 2008:

	2009	2008
Raw materials	$366,355	$561,124
Work in Process	176,637	152,363
Finished Goods	157,411	539,316
	$700,403	$1,252,803

NOTE F—PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 2009 and 2008 consisted of the following:
	2009	2008	Estimated Useful Life
Factory Equipment	$1,506,147	$1,451,158	7-10 years
Computer Equipment and Software	665,135	389,688	5-7 years
Office Equipment and Furniture	166,996	164,746	5-7 years
Leasehold Improvements	312,433	292,727	15 years
Subtotal	2,650,711	2,298,319
Accumulated Depreciation & Amortization	(1,515,194)	(1,244,976)
	$1,135,517	$1,053,343

        Depreciation expense was $270,217 and $309,198 for the years ended June 30, 2009 and 2008, respectively.

NOTE G—NOTE PAYABLE - EQUIPMENT

            Note payable – equipment, at June 30, 2009 and 2008 consisted of the following:

	June 30,
	2009	2008
Note payable to Fidelity Bank in monthly installments of $5,364 including
Interest at 8%, maturing October 25, 2010, secured by equipment	$72,812	$128,787
Long term debt	$11,568	$72,237

The schedule of minimum maturities of the note payable for fiscal years subsequent to June 30, 2009 is as follows:

Year ending June 30,
2010	$61,244
2011	11,568
Total note payments	$72,812

NOTE H—REVOLVING LINE OF CREDIT

        On March 19, 2008, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company which provides credit to 85% of accounts receivable aged less than 90 days up to $500,000 and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus two percent (5.25 percent at June 30, 2009 and 7 percent at June 30, 2008), payable monthly.  At June 30, 2008 and 2009, the balance owed under the revolving line of credit was $278,140 and $171,433, respectively.

        Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit and other credit facilities should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE I—CREDIT CARD ADVANCE

On July 2, 2008 the Company received $350,000 from a finance company under the terms of a credit facility that is secured by the Company's future credit card receivables.  Terms of the credit facility require repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility has a financing fee of 12% (equal to $42,000) on the principal amount, which equates to an effective annual interest rate of 21.1%.  The credit facility is personally guaranteed by the Company's CEO and majority shareholder, Louis Friedman.  On June 3, 2009, the Company borrowed an additional $200,000 under this credit facility. Terms of the current loan require repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. The current loan has a financing fee of 12% (equal to $24,000) on the principal amount, which equates to an effective annual interest rate of 43.2%.  On June 30, 2009, the balance due on the credit card advance was $198,935.

NOTE J – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $139,149 at June 30, 2008 and $124,989 at June 30, 2009.

NOTE K—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2008 and 2009 is $356,308 and $337,155. The rent expense under this lease for the years ended June 30, 2009 and 2008 was $323,723.

The lease for the facility requires the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. The majority shareholder agreed to provide this standby letter of credit on the Company's behalf.  Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 in lieu of a security deposit is required to be provided.

The Company leases certain material handling equipment under an operating lease.  The monthly lease amount is $4,082 per month and expires September 2012.

The Company also leases certain warehouse equipment under an operating lease.  The monthly lease is $508 per month and expires February 2011.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $144 per month and expires January 2013.

Future minimum lease payments under non-cancelable operating leases at June 30, 2009 are as follows:

Year ending June 30,
2010	$405,265
2011	412,858
2012	413,940
2013	392,028
2014	391,685
Thereafter through 2016	1,002,816

Total minimum lease payments	$3,018,592

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 1 and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2009:

Year ending June 30
2010	$84,237
2011	76,956
2012	34,074
2013	22,930
2014	6,835
Present value of capital lease obligations	$225,032
Imputed interest	46,397
Future minimum lease payments	$271,429

NOTE L—RELATED PARTY TRANSACTIONS

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder's wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  In connection with the Company’s June 26, 2009 merger, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest during fiscal 2009 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, is $8,210. The notes are subordinate to all other credit facilities currently in place.

The Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note is convertible, at the holders option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. The 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $89,250.  This amount will be amortized over the life of the note as additional interest.

Our former officer and director, Lawrence Rothberg, received no consideration in connection with the acquisition of OneUp Innovations.

The lease for the Company’s current facility required the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 (in lieu of a security deposit) is required to be secured. As the Company was unable to obtain the letter of credit at the inception of the facility lease, the Company’s President and Chief Executive Officer agreed to provide this standby letter of credit on the Company’s behalf.

NOTE M—STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

Stock Options

On October 1, 2007, the Company granted a five-year option to purchase 438,456 shares at an exercise price of $.228 per share to its non-employee Chief Financial Officer. The option became 100% vested on October 1, 2008.

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. The estimated fair value of the stock options granted is calculated using the Black-Scholes option pricing model, as prescribed by SFAS 123, using a fair value of common stock of $.067 per share

We recognized $0 and $866 during the years ended June 30, 2009 and 2008, respectively, of stock-based compensation expense for stock options granted to a non-employee.  These options were valued using a volatility rate of 25% and a risk-free interest rate of 4.5% and an expected life of 5 years. There were no grants made during the fiscal year ended June 30, 2009.

Changes for the years ending June 30, 2009 and 2008, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2009		For the Year Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	438,456	$0.228	—	$—
Issued	—	—	438,456	.228
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	438,456	$0.228	438,456	$0.228
Exercisable at end of period	438,456	$0.228	0	$0
Weighted-average fair value of options granted during the period	—	$—	—	$.002

Information about stock options outstanding at June 30, 2009 is summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.228	438,456	3.3 Years	$0.228	438,456	$0.228

Warrants

The Company issued 2,462,393 warrants during fiscal 2009 in conjunction with the merger with OneUp Innovations. All of these warrants are exercisable immediately and expire five years from the date of issuance, June 26, 2014. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%.

A total of 1,462,393 warrants were issued for services rendered by the placement agent in the private placement that closed on June 26, 2009. These warrants have exercise prices of $.50 per share (292,479 warrants), $.75 per share (292,479 warrants) and $1.00 per share (877,435 warrants.)

A total of 1,000,000 warrants were issued to Hope Capital (the former majority shareholder of the Company prior to the OneUp merger) at an exercise price of $.75.

A summary of the status of warrants granted at June 30, 2009 and June 30, 2008 and changes during the periods then ended is presented below:
	For the Twelve Months		For the Twelve Months
	Ended June 30, 2009		Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	—	$—
Granted	2,462,393	0.809	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	2,462,393	$0.809	—	$—

Weighted average fair value of warrants granted during the period	—	$0.0057	—	$—

A summary of the warrants outstanding at June 30, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	292,479	5.00	$0.50	292,479	$0.50
$0.75	1,292,479	5.00	$0.75	1,292,479	$0.75
$1.00	877,435	5.00	$1.00	877,435	$1.00

Common Stock Issued

On June 26, 2009, we issued 8,000,000 shares of our common stock to individuals and entities pursuant to a private placement memorandum and subscription agreement in the aggregate amount of $2,000,000. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  The net proceeds to the Company, after deducting placement agent fees and expenses was $1,696,465.

Pursuant to the engagement letter with New Castle Financial Services, on June 26, 2009, we issued 2,732,980 shares of our Common Stock to New Castle Financial Services with respect to services performed by New Castle Financial Services in connection with the Offering. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  The fair market value of these shares totaled $683,245 and was charged to expense during fiscal 2009.

In addition, in connection with a consulting agreement, we issued 200,000 shares of our Common Stock to Downshire Capital with respect to services performed by Downshire Capital in connection with the Merger. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933. The fair market value of these shares totaled $50,000 and was charged to expense during fiscal 2009.

In connection with the June 26, 2009 transaction with OneUp, the shares issued to the Company’s shareholders were deemed to have a value equal to the value of the shares issued pursuant to the private placement memorandum. As a result, the value of the 5,000,001 shares issued to our shareholders was equal to $1,250,000 and was charged to expense during fiscal 2009.

NOTE N—INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At this time, Management believes that it is more likely than not that the deferred tax assets will not be utilized.

	As of June 30, 2009	As of June 30, 2008
Deferred tax assets:

Net operating loss carry-forwards	$3,161,019	$1,850,412

Gross deferred tax assets	1,194,871	605,098
Valuation allowance	(1,194,871)	(605,098)

Net deferred tax assets	$-0-	$-0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 45% to pretax income (loss) from continuing operations for the year ended June 30, 2008 due to the following:

	Year ended June 30, 2009	Year ended June 30, 2008

Book loss from operations	$589,773	$65,976
Valuation (allowance)	(589,773)	(65,976)
Net tax benefit	$-0-	$-0-

At June 30, 2009, the Company had net operating loss carry forwards of approximately $3,161,019 that may be offset against future taxable income. The net operating loss carry forwards expire in the year 2024 through 2028. A tax benefit of $0 was recognized in the year ended June 30, 2009, as management believes that it is more likely than not that the deferred tax assets will not be utilized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE O— SUBSEQUENT EVENTS

On September 2, 2009, the Company acquired the majority of the issued and outstanding common stock of WES Consulting, Inc., a Florida corporation (“WES”) in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company and Belmont Partners, LLC, a Virginia limited liability company (the “Seller”).  On the closing date, pursuant to the terms of the Stock Purchase Agreement, the Company acquired 972,000 shares ( 81%) of WES from the Seller for a total of two hundred forty thousand five hundred dollars ($240,500).  Funds for the purchase came from a convertible note in the amount of $250,000, payable to Hope Capital Inc., a shareholder of the Company. The note bears interest at 3% annually and is due September 2, 2012. The note is convertible at any time prior to maturity, at the holders’ option, into common stock at a conversion price of $.25 per share, subject to adjustment.  On the closing date, all of the officers and directors of WES resigned and were succeeded by the directors and officers of the Company.

On October 19, 2009, WES entered into a Merger and Recapitalization Agreement with the Company.  Pursuant to the agreement, the Company agreed to merge with and into WES, with WES surviving as the sole remaining entity.  On the closing date, each issued and outstanding share of the common stock of the Company are to be converted, into one share of WES’s common stock, $0.01 par value, which, after giving effect to the merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of WES.  Pursuant to the agreement, each Series A Preferred Share of the Company are to be converted into one share of WES’s preferred stock with the provisions, rights, and designations set forth in the agreement.   Upon the consummation of the transactions contemplated by the agreement, the shares of WES common stock owned by us prior to execution of the agreement will be immediately cancelled.  As of the date of this report, this transaction has not closed as both the Company and WES have not satisfied the information statement rules of the Securities and Exchange Commission and all of the closing conditions of the agreement are not, yet satisfied.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2009, our CEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)           Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management's report in this annual report.

 (b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       Other Information.

None.

PART III.

ITEM 10.      Directors. Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Louis S. Friedman	58	Chief Executive Officer, President, Director
Ronald P. Scott	55	Chief Financial Officer, Secretary, Director
Don Cohen	49	Director
Leslie Vogelman	56	Treasurer
David Wirth	30	Vice President - Operations

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting.  Officers hold their positions at the pleasure of the board of directors.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.  Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

Directors are not presently compensated for their service on the board, other than the repayment of actual expenses incurred.  There are no present plans to compensate directors for their service on the board.

Background of Executive Officers and Directors

The business experience of each of the persons listed above during the past five years is as follows:

Louis S. Friedman, Founder, President, Chief Executive Officer and Director.  Mr. Friedman has served as Chief Executive Officer and a director since Liberator’s founding in 2000.  He has been an entrepreneur all his adult life.  In 1980, at the age of 28, Mr. Friedman purchased equity in and became Managing Director of Chemtronics, Inc. During his ten years with the company, Chemtronics developed diverse distribution in both the industrial and consumer sectors and emerged as a world leader in electronic consumables and specialty chemicals.  In 1990, at the age of 38, Mr. Friedman was instrumental in negotiating and completing the sale of Chemtronics, Inc. to Morgan Crucible Company plc, a British company founded in 1856 and traded on the London Stock Exchange. After the sale of Chemtronics, Inc., Mr. Friedman retired to become a full time investor in hedge funds and a strategic investor and board member in venture capital start-ups.  His exposure to the venture capital markets has provided him the experience and opportunity to evaluate many companies in business sectors ranging from consumer products to telecommunications.

Ronald P. Scott, Chief Financial Officer, Secretary and Director.  Mr. Scott joined Liberator as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as Liberator’s Chief Financial Officer.  Prior to Liberator, and from 1990 to 2003, Mr. Scott was Executive Vice President of Finance and Administration and, from 1995 to 2004, a member of the Board of Directors for Cyanotech Corporation, a NASDAQ-listed natural products company.  Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University.

Don Cohen, Founder and Director. Mr. Cohen co-founded Liberator with Mr. Friedman in 2000 and has served as a director since its founding.  From 2000 to November, 2008, Mr. Cohen was the President of Liberator and responsible for establishing relationships with major retailers, online merchants, home party companies, affiliates, domestic distributors, international distributors and partners. Mr. Cohen was also responsible for the Liberator’s sales efforts and managing the Liberator sales team. In November, 2008, Mr. Cohen’s title was changed to Director of Business Development on April 1, 2009 became an independent sales representative responsible for managing certain existing accounts and developing new key accounts in the United States and Canada.  Mr. Cohen is a resident of Canada.

Leslie Vogelman, Treasurer.  Ms. Vogelman worked for many years at New York Telephone, AT&T and NYNEX in the areas of consumer marketing, marketing research, strategic planning and finance. She joined Liberator at its inception in 2000.  She brings a wealth of knowledge in both marketing and finance, although her primary responsibilities are in the financial arena.  Ms. Vogelman holds a B.A. from the State University of New York in Binghamton and an M.B.A. from Adelphi University. Leslie Vogelman is married to Louis Friedman.

David Wirth, Vice President – Operations.  David Wirth is a graduate of Colorado College with a Bachelor of Arts degree in Biology and a Graduate Certificate in Business Administration from Idaho State University.  Mr. Wirth joined Liberator in June 2008 as the Purchasing Manager. Prior to joining the Company, and from October 2006 to May 2008, Mr. Wirth was the Logistics Manager for Distilled Resources, Inc., where he managed the purchasing, production, shipping and receiving departments. Distilled Resources, Inc. is located in Idaho Falls, ID and is the only certified organic distillery in North America. From September 2004 to August 2006, Mr. Wirth was with Marine Electric Company in Louisville, KY where he was the Purchasing Manager.

None of our directors or executive officers has, during the past five years:

•
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

•	been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Family Relationships

Louis Friedman, our President, Chief Executive Officer and Chairman, and Leslie Vogelman, our Treasurer, are husband and wife.  There are no other relationships between the officers or directors of the Company.

Committees

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors as a whole. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our Annual financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, no required reports during the fiscal year ended June 30, 2009 were untimely filed by any executive officer, director, or greater than 10% stockholder except as follows: Louis S. Friedman filed an untimely Form 3 on February 9, 2010; Ronald P. Scott filed an untimely Form 3 on February 9, 2010; Leslie Vogelman filed an untimely Form 3 on February 9, 2010; David Wirth filed an untimely Form 3 on February 9, 2010; and Don Cohen filed an untimely Form 3 on February 10, 2010.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applies to all directors, officers and employers as we have not had the resources to do so.

ITEM 11.      Executive Compensation.

Executive Compensation

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2009, 2008, and 2007 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends (collectively, the “Named Executive Officers”).
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman (2)	2009	78,000	—	—	—	—	—	78,000
President, Chief Executive	2008	71,500	—	—	—	—	—	71,500
Officer and Chairman of the Board	2007	55,500	—	—	—	—	—	55,500
Ronald P. Scott	2009	128,500	—	—	—	—	—	128,500
Chief Financial Officer, Secretary	2008	101,280	—	—	866	—	—	102,146
And Director	2007	51,625	—	—	—	—	—	51,625
Lawrence Rothberg (3)	2009	—	—	—	—	—	—	—
President, Chief Executive Officer	2008	—	—	—	—	—	—	—
and Director	2007	—	—	—	—	—	—	—

(1)
Awards consist of stock options granted to the Named Executive Officer in the fiscal year specified as well as prior fiscal years. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by exercising stock options). Amounts listed in this column represent the compensation cost recognized by us for financial statement reporting purposes. These amounts have been calculated in accordance with SFAS No. 123(R).

(2)	Mr. Friedman’s current annual salary, effective July 1, 2009, is $150,000.

(3)
 Lawrence Rothberg was the Company’s President and Chief Executive Officer from December 15, 2007 until the Company’s merger with OneUp Innovations on June 26, 2009. He received no compensation from the company for his service in those positions.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2008, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Louis S. Friedman	—	—	—	—	—	—	—	—
Ronald P. Scott	438,456	—	0.228	10/1/2012	—	—	—	—
Lawrence Rothberg	—	—	—	—	—	—	—	—

(1)	Options granted to the Named Executive Officers expire five years after the grant date. These options were not granted pursuant to a Section 16(b)(3) Plan.

Options/SAR Grants in the Last Fiscal Year

None.

Aggregated Options/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

None.

Directors’ Compensation

For the fiscal year ended June 30, 2009, our directors did not receive any compensation in their capacity as a director.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by:

•	all persons who are beneficial owners of five percent (5%) or more of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 61,915,981 shares of common stock outstanding as of February 9, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 9, 2010, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Louis S. Friedman (1)	28,394,376		45.9%
Common	Ronald P. Scott (1)	438,456	(2)	0.7%
Common	Donald Cohen (3)	13,022,127		21.0%
Common	Leslie Vogelman (1)	0		0.0%
Common	David Wirth (1)	0		0.0%
Common	Hope Capital, Inc. (4)	6,190,001	(5)	9.9%
Common	All directors and executive officers as a group (5 persons)	41,854,959		67.1%

Preferred	Louis S. Friedman (1)	4,300,000		100.0%
Preferred	Ronald P. Scott (1)	0		0.0%
Preferred	Donald Cohen (3)	0		0.0%
Preferred	Leslie Vogelman (1)	0		0.0%
Preferred	David Wirth (1)	0		0.0%
Preferred	Ronald P. Scott (1)	0		0.0%
Preferred	All directors and executive officers as a group (5 persons)	4,300,000		100.0%

(1)	This person’s address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Doraville, GA 30360.

(2)	Includes options to purchase 438,456 shares of common stock.

(3)	This person’s address is c/o Paul M. Spizzirri, Esq., 1170 Peachtree Street NE, Suite 1200, Atlanta, GA 30309.

(4)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc.

(5)
Includes 1,040,000 shares of the 1,500,000 shares that are issuable upon conversion of the $375,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  The reported amount does not include a warrant to purchase 1,000,000 shares of common stock to Hope Capital. Such warrant is exercisable at the holders option until June 26, 2014 and allows the holder to purchase shares of the Company at $.75 per share. The warrant is only exercisable to the extent that Hope Capital’s total share ownership does not exceed 9.9% of the total shares issued and outstanding.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there were no transactions during the last fiscal year, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder's wife in the amount of $395,000, which was not memorialized in writing. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948, each of which were also not memorialized in writing.  On June 26, 2009, in connection with the merger into Remark Enterprises, Inc., the majority shareholder and his wife verbally agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2009 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, is $8,210. The notes are subordinate to all other credit facilities currently in place and are based on verbal agreements between the lenders and the Company.

In connection with the merger, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company.  The note is convertible, at the holders option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. The 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $89,250.  This amount will be amortized over the life of the note as additional interest.

Our former officer and director, Lawrence Rothberg, received no consideration in connection with the acquisition of OneUp Innovations.

The lease for the Company’s current facility required the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 (in lieu of a security deposit) is required to be secured. As the Company was unable to obtain the letter of credit at the inception of the facility lease, the Company’s President and Chief Executive Officer agreed to provide this standby letter of credit on the Company’s behalf.

ITEM 14.      Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:
	Fiscal Year Ended June 30,
	2008	2009
Audit Fees(1)	$10,000	$11,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Gruber & Company LLC as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Gruber & Company LLC were approved by the Board.

PART IV.

ITEM 15.      Exhibits,  Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2009 and 2008 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Stock Purchase and Recapitalization Agreement dated March 31, 2009 and fully executed on April 3, 2009 (5)
2.2	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (5)
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Amendment (3)
4.1	Common Stock Purchase Warrant issued to Hope Capital, Inc., dated June 26, 2009 (5)
4.2	Common Stock Purchase Warrant issued to New Castle Financial Services LLC, dated June 26, 2009 (5)
4.3	3% Convertible Note Due August 15, 2012 issued to Hope Capital, Inc., dated June 24, 2009 (5)
10.1	Engagement Letter with New Castle Financial Services, dated January 22, 2009 (2)
10.2	Amended and Restated Engagement Letter with New Castle Financial Services, dated April 1, 2009 (4)
10.3	Amendment to Engagement Letter with New Castle Financial Services, dated June 26, 2009 (4)
10.4	Distribution Agreement between OneUp Innovations, Inc. and InJoy Innovations Pty Ltd., dated May 12, 2008 (5)
10.5	Distribution Agreement between OneUp Innovations, Inc. and Ong S.C. Ian, dated May 21, 2008 (5)
10.6	Distribution Agreement between OneUp Innovations, Inc. and UpOne Trading B.V., dated May 31, 2008 (5)
10.7	Distribution Agreement between OneUp Innovations, Inc. and Freedom Worldwide Limited, dated June 2, 2008 (5)
10.8	Distribution Agreement between OneUp Innovations, Inc. and Dahlab Pascal, dated October 20, 2008 (5)
10.9	Distribution Agreement between OneUp Innovations, Inc. and TRE PI SRL, dated January 12, 2009 (5)
10.10	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (5)
10.11	Written Description of Oral Agreement between OneUp Innovations, Inc. and Downshire Capital, dated March 11, 2009 (5)
10.12	Receivables Financing Agreement between Advance Financial Corporation and OneUp Innovations, Inc., dated March 19, 2008 (5)
10.13	Credit Cash Receivables Advance Agreement between CC Funding and OneUp Innovations, Inc., dated June 25, 2008 (5)
10.14	Irrevocable Standby Letter of Credit issued by Fidelity Bank to Bedford Realty Company, LLC for the account of OneUp Innovations, Inc., dated September 29, 2005 (5)
10.15	Form of Subscription Agreement (5)
10.16	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc, Belmont Partners, LLC, and WES Consulting, Inc. (3)

10.17	Written Description of Oral Agreement between OneUp Innovations, Inc. and Louis S. Friedman, dated January 1, 2005 (5)
10.18	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (5)
10.19	Written Description of Oral Agreement between OneUp Innovations, Inc. and Don Cohen, dated July 25, 2008 (5)
10.20	Guaranty by Louis Friedman, dated June 25, 2008 (5)
21.1	Subsidiaries (5)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *

*	Filed herewith.

(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on June 12, 2009 as an exhibit to Amendment No. 4 of our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on February 2, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 4, 2010 as an exhibit to Amendment No. 1 of our Annual Report on Form 10-K, and incorporated herein by reference.
(5)	Filed on February 10, 2010 as an exhibit to Amendment No. 1 of our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

LIBERATOR, INC.

Date: February 12, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	February 12, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	February 12, 2010
Ronald P. Scott