Form 10-Q
period 2009-09-30
LIBERATOR, INC.
filed 2010-02-19
CIK 1451053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________to ____________

Commission File Number 000-53514

LIBERATOR, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-3213475
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

2745 Bankers Industrial Drive, Atlanta, GA 30360
 (Address of principal executive offices)

(770) 246-6400
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

As of February 18, 2010, there were 63,015, 981 shares outstanding of the registrant’s common stock.

LIBERATOR, INC.

FORM 10-Q

INDEX

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
LIBERATOR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$229,355	$1,815,633
Accounts receivable, net of allowance for doubtful accounts of $15,178 at September 30, 2009 and $5,740 at June 30, 2009	431,303	346,430
Inventories	774,544	700,403
Prepaid expenses	146,777	95,891
Total current assets	1,581,979	2,958,357

Equipment and leasehold improvements, net	1,174,456	1,135,517
Other assets	—	—
Total assets	$2,756,435	$4,093,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,666,213	$2,247,845
Accrued compensation	121,502	154,994
Accrued expenses and interest	76,162	145,793
Revolving line of credit	—	171,433
Current portion of long-term debt	152,318	145,481
Credit card advance	102,610	198,935
Total current liabilities	2,118,805	3,064,481
Long-term liabilities:
Note payable – equipment	58,110	72,812
Leases payable	202,816	225,032
Notes payable – related party	105,948	125,948
Convertible note payable – shareholder, net of discount of $141,729	483,271	285,750
Unsecured lines of credit	119,071	124,989
Deferred rent payable	351,454	356,308
Less: current portion of long-term debt	(152,318)	(145,481)
Total long-term liabilities	1,168,352	1,045,358
Total liabilities	3,287,157	4,109,839

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.0001 par value, 10,000,000 shares Authorized, 4,300,000 shares issued and outstanding on September 30 and June 30, 2009, liquidation preference of $1,000,000	430	430
Common stock of $0.0001 par value, shares authorized 250,000,000; 60,932,981 shares issued and outstanding at September 30, 2009 and June 30, 2009	6,093	6,093
Additional paid-in capital	5,286,969	5,286,970
Accumulated deficit	(5,824,214)	(5,309,458)
Total stockholders’ equity (deficit)	(530,722)	(15,965)

Total liabilities and stockholders’ equity	$2,756,435	$4,093,874

See accompanying Notes to Consolidated Condensed Financial Statements.

LIBERATOR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,
	2009	2008

NET SALES	$2,034,992	$2,645,823
COST OF GOODS SOLD	1,376,815	1,828,988
Gross Profit	658,177	816,835

OPERATING EXPENSES:
Advertising and Promotion	178,132	260,780
Other Selling and Marketing	251,558	305,061
General and Administrative	435,747	460,404
Depreciation	58,749	75,930
Total operating expenses	924,186	1,102,175

Operating loss	(266,009)	(285,340)

OTHER INCOME (EXPENSE):
Interest income	3,388	1,122
Interest (expense) and financing costs	(59,968)	(62,888)
Cost to acquire majority control of WES Consulting	(192,167)	—

Total other expense, net	(248,747)	(61,766)

Loss from continuing operations before income taxes	(514,756)	(347,106)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—

NET LOSS	$(514,756)	$(347,106)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	60,932,981	45,000,000
Diluted	60,932,981	45,000,000

See accompanying Notes to Consolidated Condensed Financial Statements.

LIBERATOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,756)	$(347,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58,749	75,930
Amortization of debt discount	5,354	—
Cost to acquire majority control of WES Consulting, Inc.	192,167	—
Deferred rent payable	(4,854)	14,431
Changes in operating assets and liabilities:
Accounts receivable	(84,873)	(74,082)
Inventories	(74,141)	(20,890)
Prepaid expenses and other assets	(50,886)	(12,497)
Accounts payable	(581,633)	160,578
Accrued compensation	(33,492)	(56,274)
Accrued expenses and interest	(69,631)	18,776
Net cash used in operating activities	(1,157,996)	(241,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(97,688)	(14,783)
Cash used in investing activities	(97,688)	(14,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving line of credit	(171,433)	(567,907)
Borrowings under revolving line of credit	—	579,357
Proceeds from credit card cash advance	—	350,000
Repayment of credit card cash advance	(96,326)	(76,293)
Repayment of unsecured line of credit	(5,918)	(5,193)
Repayment of loans from related parties	(20,000)	—
Borrowings from related party loans	—	53,948
Principal payments on notes payable and capital leases	(36,917)	(48,856)
Cash (used in) provided by financing activities	(330,594)	285,056

Net (decrease) increase in cash and cash equivalents	(1,586,278)	29,139

Cash and cash equivalents at beginning of period	1,815,633	89,519

Cash and cash equivalents at end of period	$229,355	$118,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57,358	$49,387
Income taxes	$—	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

LIBERATOR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
As of September 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview – We were incorporated in the State of Nevada on October 31, 2007 under the name Remark Enterprises, Inc.  On April 3, 2009, we entered into a Stock Purchase and Recapitalization Agreement with OneUp Innovations, Inc., a privately held Georgia corporation (“OneUp”), and One Up Acquisition, Inc. (“Subsidiary”), our wholly owned Georgia subsidiary.  On June 26, 2009, we consummated the transactions contemplated by the agreement.  Pursuant to the agreement, the Subsidiary and OneUp merged, and all of the issued and outstanding common stock of OneUp was exchanged for an aggregate of 45,000,000 shares of the Company’s common stock (90% of the total issued and outstanding shares of common stock of the Company).  In addition, all of the issued and outstanding shares of preferred stock of OneUp was exchanged for 4,300,000 shares of preferred stock of the Company.  After the merger, OneUp became our wholly owned subsidiary, and our business operations were conducted through OneUp.  On July 2, 2009, we changed our name to “Liberator, Inc.”

The Agreement has been accounted for as a reverse merger, and as such the historical financial statements of Liberator are being presented herein with those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

On September 2, 2009, we acquired the majority of the issued and outstanding common stock of WES Consulting, Inc., a Florida corporation (“WES”)  in accordance with a common stock purchase agreement by and among the Company and Belmont Partners, LLC, a Virginia limited liability company (“Belmont”) and WES.  Pursuant to the terms of the purchase agreement, the Company acquired 972,000 shares (81%) of WES from Belmont for a total of two hundred forty thousand five hundred dollars ($240,500) in addition to the issuance by WES of two hundred fifty thousand (250,000) warrants to Belmont to purchase an equal number of shares of WES’ common stock with an exercise price of twenty five cents ($0.25), and the issuance by WES of a total of one million five hundred thousand (1,500,000) shares of WES’ common stock with seven hundred fifty thousand (750,000) shares delivered on September 2, 2009 and the balance of seven hundred fifty thousand (750,000) shares to be delivered on September 2, 2010.

 The Company’s executive offices are located at 2745 Bankers Industrial Drive, Atlanta, Georgia 30360.  The Company is a Georgia-based sexual wellness retailer, providing goods and information to customers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life.

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $514,756 and $347,106 for the three months ended September 30, 2009 and 2008, respectively, and as of September 30, 2009 the Company has an accumulated deficit of $530,722 and a working capital deficit of $536,826.

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

 These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better aligned with current revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of anticipated cash flow from operations over the next twelve months as well as cash on hand and cash raised through equity and debt financings.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of Liberator, Inc. and our wholly owned operating subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.   Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  (“SAB No. 104”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

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

Allowance for Doubtful Accounts

            The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At September 30, 2009, accounts receivable totaled $431,303 net of $15,178 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of September 30, 2009, substantially all of our cash and cash equivalents were managed by a number of financial institutions.  As of September 30, 2009 our cash and cash equivalents with certain of these financial institutions exceed FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

Fair Value of Financial and Derivative Instruments

The Company values its financial instruments in accordance with new accounting guidance on fair value measurements which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

At September 30, 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $52,658 at September 30, 2009 and $57,625 at June 30, 2009. Advertising expense for the three months ended September 30, 2009 and 2008 was $178,132 and $260,780, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $51,522 for the three months ended September 30, 2008 and $31,120 for the three months ended September 30, 2009. Research and development costs are included in general and administrative expense.

Shipping and Handling

Net sales for the three months ended September 30, 2009 and 2008 includes amounts charged to customers of $162,938 and $301,803, respectively, for shipping and handling charges.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss is recognized currently.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at September 30, 2009 is $351,454.  The Rent expense under this lease for the three months ended September 30, 2009 and 2008 was $80,931.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. On January 1, 2007, the Company adopted new accounting guidance for the accounting for uncertainty in income tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and provide guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The accounting guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

Segment Information

During the three months ended September 30, 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity and removes a certain exception from applying previous FASB interpretations on the consolidation of variable interest entities to qualifying special-purpose entities. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance on accounting for the consolidation of variable interest entities. The guidance amends certain previously existing guidance for determining whether an entity is a variable interest entity, requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. An identified primary beneficiary of a variable interest entity is an enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

 In June 2009, the FASB issued the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The primary purpose of this new accounting guidance is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The new guidance does not change or alter existing GAAP. The new guidance is effective for annual and interim periods ending after September 15, 2009. The Company adopted the new guidance on July 1, 2009 and determined it did not have a material impact on the Company’s financial statements.

Earnings (Loss) Per Share of Common Stock

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended September 30, 2009
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic loss per share	$514,756	60,932,981	$0.01
Dilutive effect of common stock equivalents	—	—	—
Diluted loss per share	$514,756	60,932,981	$0.01

	Three Months Ended September 30, 2008
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic loss per share	$347,106	45,000,000	$0.01
Dilutive effect of common stock equivalents	—	—	—
Diluted loss per share	$347,106	45,000,000	$0.01

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 5,400,849 and 438,456 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended September 30, 2009 and 2008, respectively.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2009	June 30, 2009

Raw materials	$358,611	$366,355
Work in process	156,886	176,637
Finished goods	259,047	157,411

	$774,544	$700,403

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151, fixed production related costs of approximately $5,279 and $0 were charged to cost of sales for the quarters ended September 30, 2009 and 2008, respectively, due to below normal production capacity in the most recent quarter.

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory Equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consist of the following:

	September 30, 2009	June 30, 2009

Factory Equipment	$1,507,821	$1,506,147
Computer Equipment and Software	757,249	665,135
Office Equipment and Furniture	166,996	166,996
Leasehold Improvements	316,333	312,433
	2,748,399	2,650,711
Less accumulated depreciation and amortization	(1,573,943)	(1,515,194)
Construction-in-progress	-	-
Equipment and leasehold improvements, net	$1,174,456	$1,135,517

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2009.

NOTE 5 – NOTE PAYABLE - EQUIPMENT

Note payable – equipment, at September 30 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Note payable to Fidelity Bank in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$58,110	$72,812
Less: Current Portion	(58,110)	(61,244)
Long-term Note Payable	$–	$11,568

The schedule of minimum maturities of the note payable for fiscal years subsequent to June 30, 2009 is as follows:

Year ending June 30,
2010 (nine months)	$51,866
2011	6,244
Total note payments	$58,110

NOTE 6 – REVOLVING LINE OF CREDIT

On March 19, 2008, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 85% of accounts receivable aged less than 90 days up to $500,000 and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus two percent (5.25 percent at June 30, 2009), payable monthly, plus a monthly service charge of 1.25% to 1.5%, depending on the underlying collateral.  At September 30, 2009 and June 30, 2009, the balance owed under the revolving line of credit was $0 and $171,433, respectively.

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a different commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 7 – CREDIT CARD ADVANCE

On July 2, 2008 the Company received $350,000 from a finance company under the terms of a credit facility that is secured by the Company's future credit card receivables.  Terms of the credit facility require repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility had a financing fee of 12% (equal to $42,000) on the principal amount, which equates to an effective annual interest rate of 21.1%.  The credit facility is personally guaranteed by the Company's CEO and majority shareholder, Louis Friedman.  On June 3, 2009, the Company borrowed an additional $200,000 under this credit facility. Terms of the current loan require repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. The current loan has a financing fee of 12% (equal to $24,000) on the principal amount, which equates to an effective annual interest rate of 43.2%.  The amount owed on the credit card advance was $102,609 at September 30, 2009 and $198,935 at June 30, 2009.

NOTE 8 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $119,071 at September 30, 2009 and $124,989 at June 30, 2009.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at September 30, 2009 was $351,454 and $337,155 at June 30, 2009. The rent expense under this lease for the three months ended September 30, 2009 and 2008 was $80,931.

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

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $144 per month and expires January 2013.

 Future minimum lease payments under non-cancelable operating leases at September 30, 2009 are as follows:

Year ending June 30,
2010 (nine months)	$245,202
2011	413,263
2012	420,348
2013	395,798
2014	391,685
Thereafter through 2016	1,002,816

Total minimum lease payments	$2,869,112

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 5 and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2009:

Year ending June 30
2010 (nine months)	$62,215
2011	77,010
2012	33,974
2013	22,930
2014	6,687
Present value of capital lease obligations	$202,816
Imputed interest	40,631
Future minimum lease payments	$243,447

NOTE 10–  INCOME TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at June 30, 2009; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of September 30, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of September 30, 2009, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examination by tax authorities for tax years before 2003.

NOTE 11 – EQUITY

Common Stock– The Company’s authorized common stock was 250,000,000 shares at September 30, 2009 and June 30, 2009.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2009 and June 30, 2009, the Company had reserved the following shares of common stock for issuance:

	September 30,	June 30,
(in shares)	2009	2009
Non-qualified stock options	438,456	438,456
Shares of common stock subject to outstanding warrants	2,462,393	2,462,393
Share of common stock issuance upon conversion of Series A Convertible Preferred Stock (convertible after July 1, 2011)	4,300,000	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000	1,500,000
Total shares of common stock equivalents	9,700,849	8,700,849

Preferred Stock – The Company has 10,000,000 million shares of Preferred Stock, par value $.0001 with 4,300,000 shares of preferred stock outstanding as of September 30, 2009 and June 30, 2009.

Warrants – As of September 30, 2009, outstanding warrants to purchase approximately 2,462,393 shares of common stock at exercise prices of $.50 to $1.00 will expire at various dates within five years of September 30, 2009.

The Company issued 2,462,393 warrants during fiscal 2009 in conjunction with the merger with OneUp Innovations. All of these warrants are exercisable immediately and expire five years from the date of issuance, June 26, 2014. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

1.
A total of 1,462,393 warrants were issued for services rendered by the placement agent in the private placement that closed on June 26, 2009. These warrants have fixed exercise prices of $.50 per share (292,479 warrants), $.75 per share (292,479 warrants) and $1.00 per share (877,435 warrants.) The Company valued these warrants at $8,716 using the above assumptions and the expense was fully recognized during fiscal 2009.

2.
A total of 1,000,000 warrants were issued to Hope Capital at a fixed exercise price of $.75. The Company valued the warrants at $4,500 using the above assumptions and the expense was fully recognized during fiscal 2009.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $57,833.  This amount will be amortized over the life of the note as additional interest expense.  The Company recognized $192,167 in cost during the three months ended September 30, 2009 for the value of the note, which is net of the value of the embedded derivative.

NOTE 12 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to its majority shareholder and CEO in the amount of $310,000 and its majority shareholder's wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  On June 26, 2009, in connection with the merger into the Company, the majority shareholder of OneUp and his wife agreed to convert $700,000 of principal balance of unsecured debt and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2009 was accrued at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, was $8,210. The notes are subordinate to all other credit facilities currently in place. As of September, 2009, the Company owes a director $29,948 and owes the majority shareholder’s wife (who is also a Company officer) $76,000.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before its merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of September 30, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $83,896.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before its merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $57,833.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 13 – COST TO ACQUIRE MAJORITY CONTROL OF WES CONSULTING, INC.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before its merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $57,833.  This amount will be amortized over the life of the note as additional interest expense. The Company recognized $192,167 in cost during the three months ended September 30, 2009 for the value of the note, which is net of the value of the embedded derivative.

NOTE 14 – SUBSEQUENT EVENTS

On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement with WES Consulting, Inc.  Pursuant to the agreement, the Company agreed to merge with and into WES, with WES surviving as the sole remaining entity.  Each issued and outstanding share of the common stock of the Company were converted into one share of WES’ common stock, $0.01 par value, which, after giving effect to the merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of WES.  Pursuant to the agreement, each preferred share of the Company were to be converted into one share of WES’ preferred stock with the provisions, rights, and designations set forth in the agreement.   The shares of WES common stock owned by us prior to execution of the agreement were cancelled.  As of the date of this report, the Company and WES have not satisfied the information statement rules of the Securities and Exchange Commission.

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company which provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements in this Management’s Discussion and Analysis section, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “Liberator” means Liberator, Inc., a Nevada corporation, and its subsidiaries.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change

Net sales:	$2,034,992	$2,645,823	(23)%
Gross profit	$658,177	$816,835	(19)%
Loss from operations	$(266,009)	$(285,340)	7%
Diluted (loss) per share	$(0.01)	$(0.01)	—

Net Sales by Channel:	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change

Direct	$1,169,788	$1,387,227	(16)%
Wholesale	$685,363	$950,723	(28)%
Other	$179,841	$307,873	(42)%
Total Net Sales	$2,034,992	$2,645,823	(23)%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended September 30, 2009%		Three Months Ended September 30, 2008%		Change

Direct	$501,884	43%	$565,234	41%	(11)%
Wholesale	$183,715	27%	$193,627	20%	(5)%
Other	$(27,422)	(15)%	$57,974	19%	(147)%
Total Gross Profit	$658,177	32%	$816,835	31%	(19)%

 Comparison of Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

Net sales for the three months ended September 30, 2009 decreased from the comparable prior year period by $610,831, or 23%.  The decrease in sales was experienced in all sales channels. Direct sales (which includes product sales through our three e-commerce sites and through our retail store) decreased from $1,387,227 in the first quarter of fiscal 2009 to $1,169,788 in the first quarter of fiscal 2010, a decrease of approximately 16%, or $217,439.  One of the most frequent consumer discount offers during the three months ended September 30, 2009 was “free” or significantly reduced shipping and handling, which accounts for the decrease in the Other category revenue and gross profit from the prior year comparable period.  The Other category of revenue and gross profit consists primarily of shipping and handling fees and costs derived from our Direct business.  Sales to Wholesale customers had the largest decrease during the first quarter from the prior year first quarter, both in dollars and as a percentage, decreasing 28% or $265,360. Sales to wholesale customers is expected to increase during the second quarter of fiscal 2010 (the three months ended December 31, 2009) as a result of new accounts being added and as wholesale customers increase their inventory levels prior to the Christmas holiday. We attribute the overall decrease in sales to the current economic uncertainty and overall decreases in domestic consumer spending, as our products are typically a discretionary purchase.  Wholesale customers include Liberator products sold to distributors and retailers and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customer, and which, to date, has not been a material part of our business.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Gross margin as a percentage of sales increased slightly to 32% for the three months ended September 30, 2009 from 31% in the comparable prior year period.  This is primarily the result of an increase in the proportion of higher margin Direct to consumer sales to total net sales during the quarter from the comparable prior year period. Direct to consumer sales accounted for 57% of total net sales, compared to 52% in the prior year first quarter. In addition, the gross profit margin on Direct to consumer sales increased to 43% during the three months ended September 30, 2009 from 41% in the comparable prior year period.  Gross profit on the Wholesale sales increased as a result of a price increase that was implemented during the third quarter of fiscal 2009.  The Gross profit on the Other category decreased from a positive $78,223 to a negative margin of $23,123 as a result of the “free” or reduced shipping and handling charge promotions that were offered during the first quarter of fiscal 2010.  In the current economic environment, we anticipate the need to continue to offer “free” or reduced shipping and handling to consumers as a promotional tool.

Total operating expenses for the three months ended September 30, 2009 were 45% of net sales, or $924,186, compared to 42% of net sales, or $1,102,175, for the same period in the prior year.  This 16% decrease in operating expenses was the result of lower expenses in all categories including advertising and promotion costs, other selling and marketing costs, general and administrative costs and depreciation expense.

Advertising and promotion expenses decreased by 32% (or $82,648) from $260,780 in the first quarter of fiscal 2009 to $178,132 in the first quarter of fiscal 2010.  Advertising and promotion expenses were reduced during the first quarter of fiscal 2010 as part of an on going program to improve the targeting, timing and effectiveness of advertising spending.  Other Selling and Marketing costs decreased 18% (or $53,503) from the first quarter of fiscal 2009 to the current quarter of fiscal 2010, primarily as a result of lower professional fees and graphic services cost which was partially offset by higher trade show and travel costs.

General and administrative costs decreased by 5% (or $24,657) from $460,404 in the first quarter of fiscal 2009 to $435,747 in the first quarter of fiscal 2010. This was primarily the result of lower utility costs and lower product development payroll related costs during the current year first quarter.

Other income (expense) during the first quarter increased from expense of ($61,765) in fiscal 2009 to expense of ($248,747) in fiscal 2010.  Interest (expense) and financing costs in the current quarter included $5,358 from the amortization of the debt discount on the convertible note. Expenses related to the issuance of the convertible note payable to acquire majority control of WES Consulting, Inc. during the first quarter of fiscal 2010 totaled $192,167.  This item consists of the discounted face value of the $250,000 convertible note payable to Hope Capital, which is net of the value of the embedded derivative.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2009 or 2008.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $514,756, or ($0.01) per diluted share, for the three months ended September 30, 2009 compared with a net loss of $347,106, or ($0.01) per diluted share, for the three months ended September 30, 2008.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell.  A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $1,586,278 to $229,355 at September 30, 2009 from $1,815,633 at June 30, 2009. This decrease in cash resulted from cash used in operating activities of $1,157,996, cash used in investing  activities of $97,688, and by cash used in financing activities of $330,594, as more fully described below.

Cash used in operating activities for the three months ended September 30, 2009 represents the results of operations adjusted for non-cash depreciation ($58,749) and the non-cash deferred rent accrual reversal $4,854, and the non-cash expense related to the issuance of the convertible note payable of $192,167. Changes in operating assets and liabilities include an increase in accounts receivable of $84,873, and increase in inventory of $74,141 and an increase in prepaid expenses and other assets of $50,886.  Additional cash was used to reduce accounts payable by $581,633 during the three months ended September 30, 2009, and reduce accrued compensation and accrued expenses and interest by $33,492 and $69,631, respectively.

Cash flows used in investing activities reflects capital expenditures during the quarter ended September 30, 2009. The largest component of capital expenditures during the three months ended September 30, 2009, was our project to upgrade its e-commerce platform and ERP system. Expenditures on the e-commerce platform and ERP system, as of September 30, 2009, total approximately $344,000 and the systems were operational and in use as of September 1, 2009.

Cash flows used in financing activities are attributable to the repayment of the revolving line of credit of $171,433, repayment of the credit card cash advance of $96,326, and principal payments on notes payable and capital leases totaling $36,917.

As of September 30, 2009, our net accounts receivable increased by $84,873, or 24%, to $431,303 from $346,430 at June 30, 2009. The increase in accounts receivable is primarily the result of increased sales to certain wholesale accounts near the end of September 2009. Management believes that our accounts receivable are collectible net of the allowance for doubtful accounts of $15,178 at September 30, 2009.

Our net inventory increased by $74,141, or 11%, to $774,544 as of September 30, 2009 compared to $700,403 as of June 30, 2009. The increase reflects an increase in finished goods inventory in anticipation of increased product sales during the three months ended December 31, 2009.

Accounts payable decreased by $581,633, or 26%, to $1,666,212 as of September 30, 2009 compared to $2,247,845 as of June 30, 2009. The decrease in accounts payable was the result of our improved working capital position that resulted from the net proceeds of the private placement of Liberator, Inc.’s common stock that closed on June 26, 2009.

Liquidity and Capital Resources

At September 30, 2009, our working capital deficiency was $536,826, a decrease of $430,702 compared to the deficiency of $106,124 at June 30, 2009.  Cash and cash equivalents at September 30, 2009 totaled $229,355, a decrease of $1,586,278 from $1,815,633 at June 30, 2009.

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.

Management believes anticipated cash flows generated from operations during the second and third quarter of fiscal 2010, along with current cash and cash equivalents as well as borrowing capacity under the line of credit should be sufficient to finance working capital requirements required by operations during the next twelve months. However, if product sales are less than anticipated during the three months ended December 31, 2009 and the three months ended March 31, 2010, we will need to raise additional funding in the near term to meet its working capital requirements. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.  We cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to our stockholders.  If we require additional financing in the near-term and are unable to obtain it, this will adversely affect our ability to operate as a going concern and may require the Company to substantial scale back operations or cease operations altogether.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $514,756 and $347,106 for the three months ended September 30, 2009 and 2008, respectively, and, as of September 30, 2009, we have an accumulated deficit of $530,722 and a working capital deficit of $536,826.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations. Management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, we recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better in line with current revenue levels. Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2010 to be under $150,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the revolving line of credit. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and enterprise resource planning system (ERP system.)

If our business plans and cost estimates are inaccurate and our operations require additional cash or if we deviate from our current plans, we could be required to seek additional debt financing for particular projects or for ongoing operational needs.  This indebtedness could harm our business if we are unable to obtain additional financing on reasonable terms.  In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business.  If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings, which in turn could restrict our operating flexibility and endanger our ability to continue operations.

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.           Legal Proceedings

There have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

ITEM 3.           Defaults upon Senior Securities

None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

None.

ITEM 5.           Other Information

(a)           None.

(b)           There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.           Exhibits

Exh. No.	Description

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	3% Convertible Note issued to Hope Capital, Inc. on September 2, 2009 *
10.1	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc, Belmont Partners, LLC, and WES Consulting, Inc. (2)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on February 2, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

February 19, 2009	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 19, 2009	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Office and Secretary (Principal Executive Officer)