Form 10-Q
period 2009-12-31
LIBERATOR, INC.
filed 2010-02-22
CIK 1451053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-53514
LIBERATOR, INC.
(Exact name of registrant as specified in this charter)

Nevada	26-3213475
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
2745 Bankers Industrial Drive
Atlanta, Georgia 30360
(Address of principal executive offices and zip code)

(770) 246-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of February 18, 2010 there were 63,015,981 shares of the registrant’s common stock outstanding.

LIBERATOR, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

LIBERATOR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,301	$1,815,663
Accounts receivable, net of allowance for doubtful accounts of $15,178 at December 31, 2009 and $5,740 at June 30, 2009	528,042	346,430
Inventories	889,957	700,403
Prepaid expenses	131,629	95,891
Total current assets	1,755,929	2,958,357

Equipment and leasehold improvements, net	1,147,710	1,135,517
Other assets	—	—
Total assets	$2,903,639	$4,093,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,875,613	$2,247,845
Accrued compensation	121,734	154,994
Accrued expenses and interest	60,583	145,793
Revolving line of credit	243,967	171,433
Current portion of long-term debt	124,598	145,481
Credit card advance	—	198,935
Total current liabilities	2,426,495	3,064,481
Long-term liabilities:
Note payable – equipment	43,092	72,812
Leases payable	180,933	225,032
Notes payable – related party	105,948	125,948
Convertible notes payable – shareholder, net of discount	499,218	285,750
Unsecured lines of credit	112,790	124,989
Deferred rent payable	346,599	356,308
Less: current portion of long-term debt	(124,598)	(145,481)
Total long-term liabilities	1,163,982	1,045,358
Total liabilities	3,590,477	4,109,839

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value, 10,000,000 shares Authorized, 4,300,000 shares issued and outstanding on December 31 and June 30, 2009, liquidation preference of $1,000,000	430	430
Common stock of $0.0001 par value, shares authorized 250,000,000; 61,915,981 shares issued and outstanding at December 31, 2009 and 60,932,981 shares issued and outstanding at June 30,2009	6,192	6,093
Additional paid-in capital	5,286,871	5,286,970
Accumulated deficit	(5,980,331)	(5,309,458)
Total stockholders’ equity (deficit)	(686,838)	(15,965)

Total liabilities and stockholders’ equity	$2,903,639	$4,093,874

See accompanying notes to unaudited condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

NET SALES	$3,034,664	$2,705,471	$5,069,656	$5,351,294
COST OF GOODS SOLD	1,958,032	1,663,100	3,334,848	3,492,088
Gross profit	1,076,632	1,042,371	1,734,808	1,859,206
OPERATING EXPENSES:
Advertising and Promotion	239,871	290,454	418,002	551,234
Other Selling and Marketing	295,934	290,949	547,493	596,010
General and administrative	570,655	495,579	1,006,404	955,983
Depreciation	75,930	75,930	134,679	151,860
Total operating expenses	1,182,390	1,152,912	2,106,578	2,255,087

Operating loss	(105,758)	(110,541)	(371,770)	(395,881)

OTHER INCOME (EXPENSE)
Interest income	133	347	3,522	1,469
Interest expense and financing costs	(50,491)	(73,363)	(110,458)	(136,251)
Cost to acquire majority control of WES Consulting, Inc.	—	—	(192,167)	—
Total other expense, net	(50,358)	(73,016)	(299,103)	(134,782)

Loss from continuing operations before income taxes	(156,116)	(183,557)	(670,873)	(530,663)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—

NET LOSS	$(156,116)	$(183,557)	$(670,873)	$(530,663)

NET LOSS PER SHARE:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	61,915,981	45,000,000	60,932,981	45,000,000
Diluted	61,915,981	45,000,000	60,932,981	45,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(670,873)	$(530,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	134,679	151,860
Amortization of debt discount	21,305	—
Cost to acquire majority control of WES Consulting, Inc.	192,163	—
Deferred rent payable	(9,709)	28,862
Changes in operating assets and liabilities:
Accounts receivable	(181,612)	(148,303)
Inventories	(189,554)	(143,492)
Prepaid expenses and other assets	(35,738)	10,444
Accounts payable	(372,232)	286,351
Accrued compensation	(33,260)	(95,683)
Accrued expenses and interest	(85,210)	43,925
Net cash used in operating activities	(1,230,041)	(396,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(146,872)	(42,220)
Cash used in investing activities	(146,872)	(42,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving line of credit	(1,426,705)	(1,002,687)
Borrowings under revolving line of credit	1,499,239	1,147,778
Proceeds from credit card cash advance	—	350,000
Repayment of credit card cash advance	(198,935)	(159,530)
Repayment of unsecured line of credit	(12,199)	(10,697)
Repayment of loans from related parties	(20,000)	—
Borrowings from related party loans	—	193,948
Proceeds from short-term note payable	—	100,000
Principal payments on notes payable and capital leases	(73,819)	(99,006)
Cash (used in) provided by financing activities	(232,419)	519,806

Net (decrease) increase in cash and cash equivalents	(1,609,332)	80,887
Cash and cash equivalents at beginning of period	1,815,633	89,519
Cash and cash equivalents at end of period	$206,301	$170,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	88,138	137,447
Income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

LIBERATOR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
As of December 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview – Liberator, Inc. (the “Company”) was incorporated in the State of Nevada on October 31, 2007 under the name Remark Enterprises, Inc. On April 3, 2009, we entered into a Stock Purchase and Recapitalization Agreement with OneUp Innovations, Inc., a privately held Georgia corporation (“OneUp”), and One Up Acquisition, Inc. (“Subsidiary”), our wholly owned Georgia subsidiary. On June 26, 2009, we consummated the transactions contemplated by the agreement. Pursuant to the agreement, the Subsidiary and OneUp merged, and all of the issued and outstanding common stock of OneUp was exchanged for an aggregate of 45,000,000 shares of the Company’s common stock (90% of the total issued and outstanding shares of common stock of the Company). In addition, all of the issued and outstanding shares of preferred stock of OneUp was exchanged for 4,300,000 shares of preferred stock of the Company. After the merger, OneUp became our wholly owned subsidiary, and our business operations were conducted through OneUp. On July 2, 2009, we changed our name to “Liberator, Inc.” References to the “Company” include Liberator, Inc. and the Company’s subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.

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

  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with WES Consulting, Inc., a Florida corporation (“WES”).  Pursuant to the Agreement, the Company merged with and into WES, with the WES surviving as the sole remaining entity (the “Merger”).

As a result of the Merger, each issued and outstanding share of the common stock of the Company (the “Liberator Common Shares”) were converted, into one share of the WES’ common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the WES (the “WES Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of the Company (the “Liberator Preferred Shares”) were to be converted into one share of the WES’ preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “WES Preferred Stock”).  On the execution date of the Merger Agreement, WES was not authorized to issue any preferred stock, and the parties agreed that WES will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, the Company owned eighty-one point seven (80.7%) percent of the issued and outstanding shares of the WES common stock.  Upon the consummation of the Merger, the WES Common Stock owned by the Company prior to the Agreement was cancelled.

The Company’s executive offices are located at 2745 Bankers Industrial Drive, Atlanta, Georgia 30360.  The Company is a Georgia-based sexual wellness retailer, providing goods and information to customers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life.

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $156,116 and $183,557 for the three months ended December 31, 2009 and 2008, respectively, and a net loss of $670,873 and $530,663 for the six months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company has an accumulated deficit of $686,838 and a working capital deficit of $670,566.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 These consolidated financial statements include the accounts and operations of the Company and our wholly owned operating subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.  Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Allowance for Doubtful Accounts

            The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At December 31, 2009, accounts receivable totaled $528,042 net of $15,178 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation, and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of December 31, 2009, substantially all of our cash and cash equivalents were managed by a number of financial institutions.  As of December 31, 2009, our cash and cash equivalents with certain of these financial institutions exceed FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

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

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

At December 31, 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $61,233 at December 31, 2009 and $57,625 at June 30, 2009. Advertising expense for the three months ended December 31, 2009 and 2008 was $239,871 and $290,454, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $37,580 for the three months ended December 31, 2009 and $68,375 for the three months ended December 31, 2008. Research and development costs are included in general and administrative expense.

Shipping and Handling

Net sales for the three months ended December 31, 2009 and 2008 includes amounts charged to customers of $302,715 and $294,807, respectively, for shipping and handling charges.

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

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at December 31, 2009 was $346,599.  The Rent expense under this lease for the three months ended December 31, 2009 and 2008 was $80,931.

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

Segment Information

During the three and six months ended December 31, 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent events”, (now known as ASC 855). The objective of this Statement is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the first quarter of fiscal 2010. The adoption of ASC 855 did not have a material impact on the Company’s financial statements or condition. In accordance with ASC 855, management has evaluated subsequent events through the date and time the financial statements were issued on February 22, 2010, and has disclosed such subsequent events in Note 16.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements. Our adoption of the codification did not impact our financial position or results of operations.

On October 1, 2009, we adopted ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

On October 1, 2009, we adopted ASU No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, “Equity.” ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

On October 1, 2009, we adopted ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” as codified in ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may impact the valuation of our future investments.

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended December 31,
	2009	2008

Numerator:
Net loss	$(670,873)	$(530,663)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	60,932,981	45,000,000

Loss per common share (basic and diluted):	$(0.01)	$(0.01)

	Three Months Ended December 31,
	2009	2008

Numerator:
Net loss	$(156,116)	$(183,557)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	61,915,981	45,000,000

Income (loss) per common share (basic and diluted):	$(0.00)	$(0.00)

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 5,650,849 and 438,456 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the six months ended December 31, 2009 and 2008, respectively.

Seasonality

Our business has a seasonal pattern. In the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 29% of our revenues in the third quarter, which includes Valentine’s Day.

NOTE 3 –  STOCK-BASED COMPENSATION

Options

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the six-month periods ended December 31, 2009 and 2008 was zero.

The following table summarizes the Company’s stock option activities for the six months ended December 31, 2009:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2009	438,456	1.9	$.228	$9,646
Granted	—	—	$—	$—
Exercised	—	—	$—	—
Forfeited	—	—	$—	—
Options outstanding as of December 31, 2009	438,456	1.9	$.228	$9,646
Options exercisable as of December 31, 2009	438,456	1.9	$.228	$9,646

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated. Since the Company’s stock has no significant trading volume, the stock price is assumed to be $.25 per share.

Options outstanding by exercise price at December 31, 2009 were as follows:

		Options Outstanding
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
				Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$ 0.228	438,456	$0.228	1.9	438,456	$0.228

NOTE 4 –  INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2009	June 30, 2009

Raw materials	$410,778	$366,355
Work in process	275,694	176,637
Finished goods	203,485	157,411

	$889,957	$700,403

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory Equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consisted of the following:

	December 31, 2009	June 30, 2009

Factory Equipment	$1,522,479	$1,506,147
Computer Equipment and Software	790,075	665,135
Office Equipment and Furniture	166,996	166,996
Leasehold Improvements	318,033	312,433
	2,797,583	2,650,711
Less accumulated depreciation and amortization	(1,649,873)	(1,515,194)
Construction-in-progress	-	-
Equipment and leasehold improvements, net	$1,147,710	$1,135,517

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended December 31, 2009.

NOTE 6 – NOTE PAYABLE - EQUIPMENT

Note payable – equipment consisted of the following:

	December 31, 2009	June 30, 2009
Note payable to Fidelity Bank in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$43,092	$72,812
Less: Current Portion	(43,092)	(61,244)
Long-term Note Payable	$–	$11,568

The schedule of minimum maturities of the note payable for fiscal years subsequent to June 30, 2009 is as follows:

Year ending June 30,
2010 (six months)	$31,232
2011	11,860
Total note payments	$43,092

NOTE 7  –  REVOLVING LINE OF CREDIT

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  On December 31, 2009, the balance owed under this revolving line of credit was $243,967.

On March 19, 2008, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 85% of accounts receivable aged less than 90 days up to $500,000 and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus two percent (5.25 percent at June 30, 2009), payable monthly, plus a monthly service charge of 1.25% to 1.5%, depending on the underlying collateral.  On June 30, 2009, the balance owed under this revolving line of credit was $171,433, and the loan was fully repaid on August 11, 2009.

Management believes cash flows generated from operations, along with current cash and borrowing capacity under the line of credit should be sufficient to finance operating and capital requirements during the next 12 months. If new business opportunities do arise, additional outside funding may be required.

NOTE 8 – CREDIT CARD ADVANCE

On July 2, 2008, the Company received $350,000 from a finance company under the terms of a credit facility that is secured by the Company's future credit card receivables.  Terms of the credit facility require repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility had a financing fee of 12% (equal to $42,000) on the principal amount, which equates to an effective annual interest rate of 21.1%.  The credit facility is personally guaranteed by the Company's CEO and majority shareholder, Louis Friedman.  On June 3, 2009, the Company borrowed an additional $200,000 under this credit facility. Terms of the current loan require repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. The current loan has a financing fee of 12% (equal to $24,000) on the principal amount, which equates to an effective annual interest rate of 43.2%.  The amount owed on the credit card advance was $0 at December 31, 2009 and $198,935 at June 30, 2009.

NOTE 9 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $112,790 at December 31, 2009 and $124,989 at June 30, 2009.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2009 was $346,599 and $337,155 at June 30, 2009. The rent expense under this lease for the three months ended December 31, 2009 and 2008 was $80,931 and for the six months ended December 31, 2009 and 2008 was $161,862.

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

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $144 per month and expires January 2013.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 are as follows:

Year ending June 30,
2010 (six months)	$205,241
2011	413,263
2012	420,348
2013	395,798
2014	391,685
Thereafter through 2016	1,002,816

Total minimum lease payments	$2,829,151

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

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2009:

Year ending June 30
2010 (six months)	$40,184
2011	77,010
2012	33,974
2013	22,930
2014	6,835
Present value of capital lease obligations	$180,933
Imputed interest	34,134
Future minimum lease payments	$215,067

Common Stock Issuance

On September 2, 2009, the Company acquired the majority of the issued and outstanding common stock of  the WES Consulting in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company and Belmont Partners, LLC, a Virginia limited liability company (“Belmont”) and WES Consulting, Inc. (“WES”).  At closing, the Company acquired 972,000 shares (80.7%) of WES from Belmont for a total of two hundred and forty thousand and five hundred dollars ($240,500) in addition to the issuance by WES of two hundred and fifty thousand (250,000) warrants to Belmont purchase an equal number of shares of WES’ common stock with an exercise price of twenty five cents ($0.25), the issuance by WES to Belmont of a total of one million  five hundred thousand (1,500,000) shares of WES’ common stock with seven hundred and fifty thousand (750,000) shares delivered at closing and the balance of seven hundred fifty thousand (750,000) shares to be delivered on the one (1) year anniversary of the closing.

WES will deliver the balance 750,000 shares of common stock provided, however, that in the event that WES or the Company makes a claim for indemnification pursuant to Section 7(a) of the Stock Purchase Agreement prior to the one (1) year anniversary, the number of balance shares will be reduced by the result of the following amount: (a) the amount of the indemnity claim pursuant to Section 7(a); divided by (b) the five (5) day average price per share of WES’ common stock as quoted on the Over-the-Counter Bulletin Board or other electronic quotation system.

NOTE 11–  INCOME TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating losses at June 30, 2009; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of December 31, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of December 31, 2009, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examination by tax authorities for tax years before 2003.

NOTE 12 – EQUITY

Common Stock– The Company’s authorized common stock was 250,000,000 shares at December 31, 2009 and June 30, 2009.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2009 and June 30, 2009, the Company had reserved the following shares of common stock for issuance:
	December 31,	June 30,
(in shares)	2009	2009
Non-qualified stock options	438,456	438,456
Shares of common stock subject to outstanding warrants	2,712,393	2,462,393
Share of common stock issuance upon conversion of the Preferred Stock (convertible after July 1, 2011)	4,300,000	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000	1,500,000
Total shares of common stock equivalents	9,950,849	8,700,849

Preferred Stock – On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with WES Consulting, Inc., a Florida corporation (“WES”).  Pursuant to the Merger Agreement, the Company merged with and into WES, with WES surviving as the sole remaining entity (the “Merger”).

Pursuant to the Merger Agreement, each share of preferred stock of the Company (the “Liberator Preferred Shares”) were to be converted into one share of WES’ preferred stock with the provisions, rights, and designations set forth in the Agreement (the “WES Preferred Stock”).  On the execution date of the Merger Agreement, WES was not authorized to issue any preferred stock, and the parties agreed that within ten (10) days of the closing of the Merger WES will take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  The WES Preferred Stock will have similar rights and preferences as the Liberator Preferred Shares and will be convertible into 4,300,000 shares of common stock after July 1, 2011.

At such time as WES has filed an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, WES will have 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares will be designated as Series A Convertible Preferred Stock.

Warrants – As of September 30, 2009, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within five years of December 31, 2009.

The Company issued 2,462,393 warrants during fiscal 2009 in conjunction with the reverse merger with OneUp Innovations. All of these warrants are exercisable immediately and expire five years from the date of issuance, June 26, 2014. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

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

NOTE 13 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to its majority shareholder and CEO in the amount of $310,000 and its majority shareholder's wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000, and a director loaned the Company $29,948.  On June 26, 2009, in connection with the merger between OneUp and the Company, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2009 was accrued at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, was $8,210. The notes are subordinate to all other credit facilities currently in place.  As of December 31, 2009, the Company owes a director $29,948 and the majority shareholder’s wife (who is also an officer of the Company) $76,000.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company, then named “Remark Enterprises, Inc.,” before the Company’s merger with OneUp.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of December 31, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $74,375.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company, then named “Remark Enterprises, Inc.,” before the Company’s merger with OneUp.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of December 31, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $51,407.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 14 – CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the Company’s majority shareholder, then named “Remark Enterprises, Inc.,” before the Company’s merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of December 31, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $74,375.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. Hope Capital is a shareholder of the Company and was the Company’s majority shareholder, then named “Remark Enterprises, Inc.,” before the Company’s reverse merger with OneUp.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of December 31, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $51,407.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 15 – MERGER COSTS

Expenses related to purchase of majority control of WES during the first quarter of fiscal 2010 totaled $192,167.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital.

NOTE 16 – SUBSEQUENT EVENTS

On February 17, 2010, OneUp Innovations, Inc. (“OneUp”), the indirect wholly owned subsidiary of the Company, entered into a Distributorship Agreement with TENGA Co., Ltd (“TENGA”).  Pursuant to the terms of the agreement, OneUp will exclusively distribute TENGA’s products in the United States for a period of three years.  The agreement will be renewed and extended for one additional year upon consultation and acceptance by both parties.  The purchase price of the products to be distributed will be determined by mutual written consent under the pricing schedule provided to OneUp by TENGA.  OneUp’s estimated minimum purchase obligations are as follows: (i) between 200,000,000 Yen (approximately $2.2 million) to 300,000,000 Yen (approximately $3.3 million) in the first year, (ii) between 400,000,000 Yen (approximately $4.4 million) to 600,000,000 Yen (approximately $6.6 million) in the second year, and (iii) between 900,000,000 (approximately $9.9 million) Yen to 1,000,000,000 Yen (approximately $11 million) in the third year.  Delivery must be made within seventy days of TENGA confirming the purchase order.  OneUp must maintain product liability insurance with coverage against personal and property damage for at least $2 million.  Either party may terminate the agreement with thirty days’ prior written notice if the non-terminating party fails to fulfill the conditions set forth in the agreement.  TENGA provides a one (1) year warranty for its products.

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Change

Net sales:	$3,034,664	$2,705,471	12%
Gross profit	$1,076,632	$1,042,371	3%
Loss from operations	$(105,758)	$(110,541)	61%
Diluted (loss) per share	$(0.00)	$(0.00)	—

Net Sales by Channel:	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Change

Direct	$1,381,818	$1,261,141	10%
Wholesale	$1,347,777	$1,136,165	19%
Other	$305,069	$308,165	(1)%
Total Net Sales	$3,034,664	$2,705,471	12%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended December 31, 2009	Margin %	Three Months Ended December 31, 2008	Margin %	Change

Direct	$724,040	52%	$590,317	47%	23%
Wholesale	$352,792	26%	$393,068	35%	(10)%
Other	$(200)	0%	$58,986	19%	(100)%
Total Gross Profit	$1,076,632	35%	$1,042,371	39%	3%

Comparison of Three Months Ended December 31, 2009 and Three Months Ended December 31, 2008

Net sales for the three months ended December 31, 2009 increased from the comparable prior year period by $329,193, or 12%.  The increase in sales was the result of higher sales in the Direct and Wholesale channels. Direct sales (which includes product sales through our three e-commerce site and our retail store) increased from $1,261,141 in the second quarter of fiscal 2009 to $1,381,818 in the second quarter of fiscal 2010, an increase of approximately 12%, or $120,677.  We attribute this improvement to a general improvement in the economy resulting in overall increases in consumer online spending during the quarter, leading to consumers to purchase more of our products, as our products are typically a discretionary purchase. According to a comScore, Inc. report, online consumer spending in the United States increased 3% during the quarter ended December 31, 2009, reversing a 3% decline from the prior year-over year period. As a result of an increased focus on our Wholesale business, sales to wholesale customers increased approximately 19% from the prior year. Sales to Wholesale customers was expected to increase during the second quarter of fiscal 2010 (the three months ended December 31, 2009) as a result of new accounts being added and as Wholesale customers increased their inventory levels prior to the Christmas holiday. Wholesale customers include Liberator products sold to distributors and retailers and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customer, and which, to date, has not been a material part of our business.

One of the most frequent consumer discount offers during the three months ended December 31, 2009 was “free” or significantly reduced shipping and handling, which accounts for the decrease in the Other category revenue and gross profit from the prior year comparable period.  In the current economic environment, we anticipate the need to continue to offer “free” or reduced shipping and handling to consumers as a promotional tool.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation.  Gross margin as a percentage of sales decreased to 35% for the three months ended December 31, 2009 from 39% in the comparable prior year period.  This is primarily the result of a decrease in the margin on Wholesale sales during the quarter (from 35% to 26%) and a decrease in the Other margin to slightly less than zero. This was offset to some extent by the increase in the Direct margin to 52% from 47% in the comparable prior year period.   We attribute the decrease in the Wholesale margin to an increase in private label manufacturing, which has a slightly lower margin than Liberator products sold to distributors and retailers. The improvement in the Direct margin was the result of a price increase that was implemented earlier this year and a slight decrease in certain raw material costs.

Total operating expenses for the three months ended December 31, 2009 were 39% of net sales, or $1,182,390, compared to 43% of net sales, or $1,152,912, for the same period in the prior year.  This 3% increase in operating expenses was primarily the result of lower advertising and promotion costs, offset by slightly higher Other Selling and Marketing expense and General and Administrative expense.

Other income (expense) during the second quarter decreased from expense of ($73,016) in fiscal 2009 to expense of ($50,358) in fiscal 2010.  Interest expense and financing costs in the current quarter included $15,947 from the amortization of the debt discount on the convertible notes.

No expense or benefit from income taxes was recorded in the three months ended December 31, 2009 or 2008.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $156,116, or ($0.00) per diluted share, for the three months ended December 31, 2009 compared with a net loss of $183,557, or ($0.00) per diluted share, for the three months ended December 31, 2008.

Comparison of Six Months Ended December 31, 2009 and Six Months Ended December 31, 2008

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Change

Net sales:	$5,069,656	$5,351,294	(5)%
Gross profit	$1,734,808	$1,859,206	(7)%
Loss from operations	$(371,770)	$(395,881)	22%
Diluted (loss) per share	$(0.00)	$(0.00)	—

Net Sales by Channel:	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Change

Direct	$2,551,606	$2,648,368	(4)%
Wholesale	$2,033,140	$2,086,888	(3)%
Other	$484,910	$616,038	(21)%
Total Net Sales	$5,069,656	$5,351,294	(5)%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Six Months Ended December 31, 2009	Margin %	Six Months Ended December 31, 2008	Margin %	Change

Direct	$1,225,924	48%	$1,155,551	44%	6%
Wholesale	$536,507	26%	$586,695	28%	(9)%
Other	$(27,623)	(6)%	$116,960	19%	(124)%
Total Gross Profit	$1,734,808	34%	$1,859,206	35%	(7)%

Net sales for the six months ended December 31, 2009 decreased from the comparable prior year period by $281,638, or 5%.  The decrease in sales was experienced in all sales channels. Consumer sales decreased from $2,648,368 in the first six months of fiscal 2009 to $2,551,606 in the first six months of fiscal 2010, a decrease of approximately 4%, or $96,762.  One of the most frequent consumer discount offers during the three months ended September 30, 2009 was “free” or significantly reduced shipping and handling, which accounted for the decrease in the Other category revenue and gross profit from the prior year comparable six month period.  Sales to Wholesale customers during the six months ended December 31, 2009 was essentially flat from the prior year comparable period, with a 3% decrease.  Sales to Direct and Wholesale customers is expected to increase during the remainder of fiscal 2010, as the Company introduces new product lines for consumers and wholesale distribution (see Footnote 16 - Subsequent Events) and general economic conditions continue to improve.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation.  Gross margin as a percentage of sales decreased slightly to 34% for the six months ended December 31, 2009 from 35% in the comparable prior year period.  This is primarily the result of a decrease in the margin on Wholesale sales during the second quarter (from 35% to 26%) and a decrease in the Other margin to slightly less than zero. This was offset to some extent by the increase in the Direct margin to 44% from 48% in the six month period from the comparable prior year period.   We attribute the decrease in the Wholesale margin to an increase in private label manufacturing during the quarter ended December 31, 2009, which has a slightly lower margin than Liberator products sold to distributors and retailers. The gross profit on the Other category decreased from a positive $116,960 to a negative margin of $27,623 as a result of the “free” or reduced shipping and handling charge promotions that were offered during the first and second quarters of fiscal 2010.  In the current economic environment, we anticipate the need to continue to offer “free” or reduced shipping and handling to consumers as a promotional tool.

Total operating expenses for the six months ended December 31, 2009 were 42% of net sales, or $2,106,578, compared to 42% of net sales, or $2,255,087, for the same period in the prior year.  This 7% decrease in operating expenses was the result of lower expenses in the categories including advertising and promotion costs, other selling and marketing costs, and depreciation expense.

Advertising and promotion expenses decreased by 24% (or $133,232) from $551,234 in the first six months of fiscal 2009 to $418,002 in the first six months of fiscal 2010.  Advertising and promotion expenses were reduced during the first half of fiscal 2010 as part of an on going program to improve the targeting, timing and effectiveness of advertising spending.  Other Selling and Marketing costs decreased 8% (or $48,517) from the first half of fiscal 2009 to the first half of fiscal 2010, primarily as a result of lower professional fees, salaries, and graphic services cost, which was partially offset by higher trade show and travel costs.

Other income (expense) during the first six months increased from expense of $134,782 in fiscal 2009 to expense of $299,103 in fiscal 2010.  Interest (expense) and financing costs in the six months ended December 31 included $21,301 from the amortization of the debt discount on the convertible notes. Expenses related to the merger with WES Consulting, Inc. during the first quarter of fiscal 2010 totaled $192,167.  This item consists of the discounted face value of the $250,000 convertible note payable to Hope Capital by the Company, who is the acquirer pursuant to ASC Topic 805 (formerly SFAS 141(revised)).  The expense related to the merger included in other income (expense) are non-cash expenses.

No expense or benefit from income taxes was recorded in the six months ended December 31, 2009 or 2008.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $670,873, or ($0.01) per diluted share, for the six months ended December 31, 2009 compared with a net loss of $530,663, or ($0.01) per diluted share, for the six months ended December 31, 2008.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell.  A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $1,609,332 to $206,301 at December 31, 2009 from $1,815,633 at June 30, 2009. This decrease in cash resulted from cash used in operating activities of $1,230,041, cash used in investing  activities of $146,872, and by cash used in financing activities of $232,419, as more fully described below.

Cash used in operating activities for the six months ended December 31, 2009 represents the results of operations adjusted for non-cash depreciation ($134,679) and the non-cash deferred rent accrual reversal of $9,709, the non-cash expenses related to the merger of $192,163, and amortization of the debt discount on the convertible notes of $21,305. Changes in operating assets and liabilities include an increase in accounts receivable of $181,612, an increase in inventory of $189,554 and an increase in prepaid expenses and other assets of $35,738.  Additional cash was used to reduce accounts payable by $372,232 during the six months ended December 31, 2009, and reduce accrued compensation and accrued expenses and interest by $33,260 and $85,210, respectively.

Cash flows used in investing activities reflects capital expenditures during the six months ended December 31, 2009. The largest component of capital expenditures during the period was our project to upgrade its e-commerce platform and ERP system. Expenditures on the e-commerce platform and ERP system, as of December 31, 2009, total approximately $397,337 and the systems were operational and in use as of September 1, 2009.

Cash flows used in financing activities are attributable to the repayment of the revolving line of credit of $1,426,705, repayment of the credit card cash advance of $198,935, and principal payments on notes payable and capital leases totaling $73,819.

As of December 31, 2009, our net accounts receivable increased by $181,612, or 52%, to $528,042 from $346,430 at June 30, 2009. The increase in accounts receivable is primarily the result of increased sales to certain wholesale accounts during December 2009 as these customers typically increase their purchases in advance of Christmas and Valentine’s Day. Management believes that our accounts receivable are collectible net of the allowance for doubtful accounts of $15,178 at December 31, 2009.

Our net inventory increased by $189,554, or 27%, to $889,957 as of December 31, 2009 compared to $700,403 as of June 30, 2009. The increase reflects an increase in finished goods inventory in anticipation of increased product sales during the three months ended March 31, 2010.

Accounts payable decreased by $672,232, or 17%, to $1,875,613 as of December 31, 2009 compared to $2,247,845 as of June 30, 2009. The decrease in accounts payable was the result of our improved working capital position that resulted from the net proceeds of the private placement of our common stock that closed on June 26, 2009.

Liquidity and Capital Resources

At December 31, 2009, our working capital deficiency was $670,566, a decrease of $564,442 compared to the deficiency of $106,124 at June 30, 2009.  Cash and cash equivalents at December 31, 2009 totaled $206,301, a decrease of $1,609,332 from $1,815,633 at June 30, 2009.

On November 10, 2009, the Company’s subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc. entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of February 16, 2010) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  The unpaid balance on this revolving line of credit was $243,967 as of December 31, 2009.

Management believes anticipated cash flows generated from operations during the third quarter of fiscal 2010, along with current cash and cash equivalents as well as borrowing capacity under the line of credit should be sufficient to finance working capital requirements required by operations during the next twelve months. However, if product sales are less than anticipated during the three months ended March 31, 2010, we will need to raise additional funding in the near term to meet its working capital requirements. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.  We cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to our stockholders.  If we require additional financing in the near-term and are unable to obtain it, this will adversely affect our ability to operate as a going concern and may require the Company to substantial scale back operations or cease operations altogether.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $670,873 for the six months ended December 31, 2009 and a net loss of $3,754,982 for the year ended June 30, 2009. As of December 31, 2009, we have an accumulated deficit of $686,838 and a working capital deficit of $670,566.

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

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2010 to be under $50,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the revolving line of credit. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and enterprise resource planning system (ERP system.)

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

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.           Legal Proceedings

There have been no material developments during the quarter ended December 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended December 31, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

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
_________________________
*	Filed herewith.
(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

February 22, 2010	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 22, 2010	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Office and Secretary (Principal Financial & Accounting Officer)