Form 10-K/A
period 2008-12-31
LIBERATOR, INC.
filed 2010-05-07
CIK 1451053

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Index

EXPLANATORY NOTE

This Amendment No. 2 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 is filed to (i) amend the cover page to indicate that Liberator, Inc. is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, (ii) amend this Explanatory Note, (iii) amend our disclosures under “Section 16(a) Beneficial Ownership Compliance” on page 12, and (iv) update the footnotes in the Exhibit Table under Item 6 that incorporate by reference certain of the exhibits.  Amendment No. 1 was filed to (i) amend the signature page to the annual report to include signatures of the principal executive officer, the principal financial and accounting officer, and a majority of the board of directors, and (ii) re-file the exhibits required by Item 601(b)(31) of Regulation S-K ensuring that such exhibits are exactly as those specified in such item.

Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our annual report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

On October 19, 2009, Liberator, Inc. merged with and into WES Consulting, Inc.  As WES Consulting, Inc. is the surviving entity from such merger and Liberator, Inc. has been merged out, the disclosures in this Form 10-Q/A are as of October 19, 2009 unless as of the year ended December 31, 2008 as indicated or otherwise indicated, and this Form 10-K/A is signed by WES Consulting, Inc.

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

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. With respect to the fiscal year ended December 31, 2008, our affiliates were not subject to Section 16 obligations.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Audited Balance Sheets as of December 31, 2008 and December 31, 2007	F-2

Audited Statements of Operations for the Year Ended December, 2008 and 2007	F-3

Audited Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, and 2007	F-4

Audited Statements of Cash Flows for the Year Ended December 31, 2008 and 2007	F-5

Notes to Audited Financial Statements	F-6

(b)	Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (5)

3.2	By-Laws (1)

10.1
Stock Purchase and Recapitalization Agreement dated March 31, 2009 and fully executed on April 3, 2009 by and among the Company, Remark Acquisition, Inc., a Georgia corporation and wholly owned subsidiary of the Company, One Up Innovations, Inc., a Georgia corporation (“OneUp”), and Louis S. Friedman, majority shareholder of OneUp (4)

10.2	Engagement Letter with New Castle Financial Services, dated January 22, 2009 (2)

10.3	Amended and Restated Engagement Letter with New Castle Financial Services, dated April 1, 2009 (3)

10.4	Amendment to Engagement Letter with New Castle Financial Services, dated June 26, 2009 (3)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on June 12, 2009 as an exhibit to Amendment No. 4 of our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on February 4, 2010 as an exhibit to Amendment No. 1 of our Annual Report on Form 10-K, and incorporated herein by reference.
(4)	Filed on February 10, 2010 as an exhibit to Amendment No. 1 of our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on May 3, 2010 as an exhibit to Amendment No. 2 of our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC. *

Date: May 7, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of WES Consulting, Inc.* and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chief Executive Officer (Principal Executive Officer), President, and Director	May 7, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	May 7, 2010
Ronald P. Scott

*Please see Explanatory Note above.

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