Form 10-Q/A
period 2009-03-31
LIBERATOR, INC.
filed 2010-05-07
CIK 1451053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2
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

Table of Contents

LIBERATOR, INC.
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

EXPLANATORY NOTE

This Amendment No. 2 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2009 is filed to amend this Explanatory Note.  Amendment No. 1 was filed to re-file the exhibits required by Item 601(b)(31) of Regulation S-K ensuring that such exhibits are exactly as those specified in such item, and we updated the Exhibit Table under Part II, Item 6.

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

On October 19, 2009, Liberator, Inc. merged with and into WES Consulting, Inc.  As WES Consulting, Inc. is the surviving entity from such merger and Liberator, Inc. has been merged out, the disclosures in this Form 10-Q/A are as of October 19, 2009 unless as of the quarter ended March 31, 2009 as indicated or otherwise indicated, and this Form 10-Q/A is signed by WES Consulting, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

LIBERATOR, INC.
(Formerly REMARK ENTERPRISES INC.)
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

LIBERATOR, INC.
(Formerly REMARK ENTERPRISES INC.)
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

LIBERATOR, INC.
(Formerly REMARK ENTERPRISES INC.)
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

LIBERATOR, INC.
(Formerly REMARK ENTERPRISES INC.)

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

None.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (2)
3.2	Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

______________________
*	Filed herewith.
(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on May 3, 2010 as an exhibit to Amendment No. 2 to our Current Report on Form 8-K, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WES CONSULTING, INC.*

Dated: May 7, 2010	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ronald P. Scott
Ronald P. Scott, Chief Financial Officer
(Principal Financial and Accounting Officer)

*Please see Explanatory Note above.