Form 10-Q/A
period 2009-09-30
LIBERATOR, INC.
filed 2010-05-07
CIK 1451053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of October 19, 2009, there were 60,932,981 shares outstanding of the registrant’s common stock. Please see Explanatory Note on Page 2.

LIBERATOR, INC.

FORM 10-Q

INDEX

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (“Form 10-Q/A”) is filed to (i) amend the cover page to indicate that Liberator, Inc. has not been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and amend the number of shares of common stock outstanding, (ii) add an Explanatory Note on page 2, (iii) remove previous disclosures on pages 16 and 17 that OneUp Innovations, the subsidiary of Liberator, Inc. prior to the merger between Liberator, Inc. and WES Consulting, Inc. on October 19, 2009, was issued a line of credit on a date subsequent to the merger, which resulted in the dissolution of Liberator, Inc. due to merging out of its state of incorporation, and (iv) update the footnotes in the Exhibit Table under Item 6 that incorporate by reference certain of the exhibits.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

On October 19, 2009, Liberator, Inc. merged with and into WES Consulting, Inc.  As WES Consulting, Inc. is the surviving entity from such merger and Liberator, Inc. has been merged out, the disclosures in this Form 10-Q/A are as of October 19, 2009 unless as of the quarter ended September 30, 2009 as indicated or otherwise indicated, and this Form 10-Q/A is signed by WES Consulting, Inc.

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

Management believes anticipated cash flows generated from operations during the second and third quarter of fiscal 2010, along with current cash and cash equivalents should be sufficient to finance working capital requirements required by operations during the next twelve months. However, if product sales are less than anticipated during the three months ended December 31, 2009 and the three months ended March 31, 2010, we will need to raise additional funding in the near term to meet its working capital requirements. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.  We cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to our stockholders.  If we require additional financing in the near-term and are unable to obtain it, this will adversely affect our ability to operate as a going concern and may require the Company to substantial scale back operations or cease operations altogether.

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

ITEM 3.           Defaults upon Senior Securities

None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

None.

ITEM 5.           Other Information

(a)           None.

(b)           There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.           Exhibits

Exh. No.	Description

3.1	Articles of Incorporation, as amended (3)
3.2	Bylaws (1)
4.1	3% Convertible Note issued to Hope Capital, Inc. on September 2, 2009 (2)
10.1	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc, Belmont Partners, LLC, and WES Consulting, Inc. (3)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on February 19, 2010 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(3)	Filed on May 3, 2010 as an exhibit to our Amendment No. 2 to Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.*

May 7, 2010	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2010	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Office and Secretary (Principal Financial and Accounting Officer)

*Please see Explanatory Note above.