Form 10-Q/A
period 2009-12-31
LIBERATOR, INC.
filed 2010-05-07
CIK 1451053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of October 19, 2009 there were 60,932,981 shares of the registrant’s common stock outstanding. Please see Explanatory Note on page 2.

LIBERATOR, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (“Form 10-Q/A”) is filed to (i) amend the cover page to indicate that Liberator, Inc. has not been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and amend the number of shares of common stock outstanding, (ii) add an Explanatory Note on page 2, (iii) remove previous disclosures on page 21 that OneUp Innovations, the subsidiary of Liberator, Inc. prior to the merger between Liberator, Inc. and WES Consulting, Inc. on October 19, 2009, was issued a line of credit on a date subsequent to the merger, which resulted in the dissolution of Liberator, Inc. due to merging out of its state of incorporation, and (iv) update the footnotes in the Exhibit Table under Item 6 that incorporate by reference certain of the exhibits.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

On October 19, 2009, Liberator, Inc. merged with and into WES Consulting, Inc.  As WES Consulting, Inc. is the surviving entity from such merger and Liberator, Inc. has been merged out since October 19, 2009, the disclosures in this Form 10-Q/A, including those as of and for a period of time ended December 31, 2009, include information only until the merging out unless otherwise indicated, and this Form 10-Q/A is signed by WES Consulting, Inc.

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

*Please see the Explanatory Note above.