Form 10-K/A
period 2009-06-30
LIBERATOR, INC.
filed 2010-05-10
CIK 1451053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________

Form 10-K/A
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ YES     ☐NO

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

As of October 19, 2009, there were 60,932,981 shares of common stock outstanding.  Please see the Explanatory Note on page 1.

i

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2009 (“Form 10-K/A”) is filed to (i) amend the cover page to indicate that Liberator, Inc. has no securities registered under Section 12(g) of the Act and is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and amend the number of shares of common stock outstanding, (ii) add an Explanatory Note on page 1, (iii) remove the multiple internet addresses on pages 3, 5, 6, 7, and 10, (iv) amend the “Products and Services” section on pages 3 and 4 to make clear which products are the primary products, (v) clarify that Liberator, Inc. had 112 employees as of October 19, 2009 on page 8, (vi) provide disclosures previously and inadvertently left out under Part I, Item 4, “Submission of Matters to a Vote of Security Holders,” (vii) update disclosures under “Market Information,” “Holders,” and “Recent Sales of Registered Securities” on pages 9 and 10, (viii) revise disclosures under “Liquidity” on page 14 to clarify that there are no other credit facilities that have not been disclosed under such section, (ix) revise disclosures under Item 9A on page 17 to indicate that management assessed the effectiveness of internal controls over financial reporting as of June 30, 2009 rather than December 31, 2008, (x) add full disclosures under Ronald P. Scott’s business experience on page 18, (xi) update Don Cohen’s business experience on page 19, (xii) clarify that the disclosures under “Committees” on page 21 is as of October 19, 2009, (xiii) revise disclosures under “Compliance with Section 16(a) of the Exchange Act on page 21, (xiv) revise disclosures under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 22 to provide information as of the last date Liberator, Inc. existed as an entity formed under Nevada state law, (xv) provide more disclosures under Item 13, “Certain Relationships and Related Transactions, and Director Independence” on page 23, and (xvi) update the footnotes in the Exhibit Table under Part IV, Item 15 that incorporate by reference certain of the exhibits.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

On October 19, 2009, Liberator, Inc. merged with and into WES Consulting, Inc.  As WES Consulting, Inc. is the surviving entity from such merger and Liberator, Inc. has been merged out, disclosures in this Form 10-K/A are as of October 19, 2009 unless as of the year ended June 30, 2009 as indicated or otherwise indicated, and this Form 10-K/A is signed by WES Consulting, Inc.

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

Industry Background

OneUp participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last 5 years into a new category called Sexual Wellness. All of the major retailers, pharmacies and on-line retailers have embraced this development.

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

Products and Services

Liberator Products

Products sold under the Liberator brand are our primary products.

We have developed a product line of "Bedroom Adventure Gear®" which consists of six differently shaped cushions being marketed as Liberator® Shapes. Liberator Shapes are positioning props that rock, elevate and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. As human bodies come in different sizes, so do Liberator Shapes, and Liberator Shapes are available in an assortment of fabric colors and prints to add to the visual excitement. The Shapes are covered under United States Patent #6,925,669. Each of the six Liberator Shapes has a unique shape, designed to introduce to the sexual experience positions which were previously difficult to achieve. The Liberator Shapes are manufactured from structured urethane foam cut at an angle, in large cubes and in platform shapes. The urethane base is encased in a tight, fluid resistant nylon shell, helping the cushions to maintain their shape.

We have also developed a unique a line of furniture pieces, called “sex furniture”, which set the benchmark for relaxed interaction and creative sex. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, the Equus™, and the Freestyle™. The sex furniture line also includes products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold as the Zeppelin™, the Zeppelin™ Lounger, the Zeppelin™ Cocoon, and the Zeppelin™ Pillow.

Studio OneUp

In addition to the above Liberator products, we manufacture couture lingerie, latex garments, fetish wear and a line of boudoir bedding items that are sold under the Fascinator™ line. Beginning in mid-2006, we began importing high-quality pleasure objects and erotica from around the world. This collection now includes products for the body and mind, including erotic books, music and gifts.

In addition to the Liberator product line, we also produce a line of casual foam-based furniture that it sells under the Studio OneUp brand. These products are offered directly to consumers through OneUp’s web site to e-Merchants under drop-ship arrangement where we ship directly to customers and other resellers.

Resale Products

Beginning in early fiscal 2007, we began providing contract manufacturing services to companies seeking private label specialty products made from fabric and foam. These products are typically designed by the client companies and manufactured to their specifications. This is not a material segment of our business.

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

We also currently hold 28 web domain names relating to our brand.

In August 2005, we were issued a United States utility patent number US 6,925,669, “Support Cushion and System of Cushions.”

Marketing

Through advertisements in a broad range of national magazines, consumers are directed to one of OneUp’s e-commerce websites to learn more about the products and place their orders.

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

Since September 2008, OneUp has issued six license agreements that cover 11 countries around the world including the UK, Germany, Netherlands, Belgium, France, Italy, Australia / New Zealand, Singapore, Indonesia, and Malaysia (with a combined population greater than 250 million residents.) There are currently five other territories under negotiation with licensees. All territories will have, if not already, a fully functional consumer website, and in some cases, our partners will develop Liberator Lovestyle retail stores.

International websites are in the process of being launched in Singapore, the United Kingdom, the Netherlands, Germany, Belgium, and Australia/New Zealand.

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

Internet Website

Since 2002, our main website located at www.liberator.com has allowed our customers to purchase our merchandise over the Internet. Using a consistent standard measure, our website logged over 3.1 million visits in fiscal 2009, as compared to over 3.5 million visits in fiscal 2008, representing an 11% decrease in website visits. Internet revenues represented 88% of the Direct business in fiscal 2009, compared to 91% of the Direct business in fiscal 2008. We design and operate our websites using an in-house technical and creative staff. Our www.liberator.com website is intended to be an entertainment and educational venue where consumers can watch product demonstration videos, videos on sexual wellness topics and humorous videos on the many facets of human sexuality. In addition to our www.liberator.com website, we also maintain the www.StudioOneUp.com website and the www.TheOoh.com website.

In response to declining sales on our main website, in fiscal 2009 (the year ended June 30, 2009) we began an implementation project of a new e-commerce platform and a new enterprise resource planning (ERP) system. The implementation of both of these systems was substantially completed during the first quarter of fiscal 2010 (the year ended June 30, 2010).

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

Employees and Labor Relations

As of October 19, 2009, we had 112 employees. In addition, approximately 20 employees are hired on a seasonal basis to meet demand during the peak season. None of our employees are represented by a union. We have had no labor-related work stoppages and we believe our relationship with our employees is good.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders

On June 26, 2009, the holders of 100% of our voting stock approved by written consent the merger between OneUp and the Company.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no established market for the Company’s securities.  On October 19, 2009, the Company merged with and into WES.  As the Company merged out of Nevada, the state of incorporation, the information provided below reflects the Company securities in existence immediately prior to the merger.  The Company’s issued and outstanding shares of common stock and preferred stock were exchanged for WES securities as further described in the “Business” section above.

As of October 19, 2009, we have 60,932,981 shares of common stock issued and outstanding. 438,456 shares of our common stock are subject to outstanding options, 2,462,393 shares of our common stock are subject to warrants, 1,500,000 shares of common stock are issuable upon the conversion of convertible notes, and 4,300,000 shares of common stock are issuable upon the conversion of the preferred stock (after July 1, 2011). As of October 19, 2009, none of the shares of our issued and outstanding common stock are eligible for resale pursuant to an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended, as the Company ceased being a shell company on June 26, 2009 and such shares will be eligible subject to the requirements of Rule 144 after one (1) year has elapsed from the date the Company filed “Form 10 information” with the Commission. We believe the Company filed such “Form 10 information” as of the filing date of the Amendment to Current Report on Form 8-K filed with the Commission on February 10, 2010.  The one (1) year holding period of the WES securities received in exchange for the Company securities from the merger between WES and the Company will tack to the holding period of the Company securities for which they were exchanged.

As of October 19, 2009, Hope Capital Inc. was the holder of a 3% convertible note issued by the Company on June 24, 2009 with a principal amount of $375,000 and the holder of a warrant issued by the Company on June 26, 2009 for the purchase of up to 1,000,000 shares of the Company’s common stock.  Pursuant to the terms of the note and warrant, the Company was required to, promptly after the issuance of each security, register 130% of the shares of common stock underlying the note and 100% of the shares of common stock underlying the warrants.  As of October 19, 2009, the Company did not file a registration statement to register such shares.  Following the merger, the obligation to register such securities are the obligations of WES.  To date, WES has not filed a registration statement to register such shares.  There are no penalties associated with a delay in satisfying such registration obligations.

Holders

As of October 19, 2009, we had approximately 55 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent.

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

Recent Sales of Unregistered Securities

 Pursuant to our merger with OneUp Innovations on June 26, 2009, we issued 45,000,000 shares of our common stock to 11 individuals who collectively owned 100% of OneUp Innovations in exchange for 100% of the issued and outstanding common stock of OneUp Innovations in exchange for 100% of the common stock of OneUp Innovations, and 4,300,000 shares of our preferred stock to Louis Friedman, who owned 100% of the issued and outstanding preferred stock of OneUp Innovations, in exchange for 100% of the preferred stock shares of OneUp Innovations. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

Pursuant to the engagement letter with New Castle Financial Services, on June 26, 2009, we issued to New Castle Financial Services with respect to investment banking and financial services performed by New Castle Financial Services in connection with the offering (i) 2,732,980 shares of our common stock and (ii) a warrant to purchase of 292,479 shares of common stock at $0.50 per share, 292,478 shares of common stock at $0.75 per share, and 877,435 shares of common stock at $1.00 per share, or the purchase of an aggregate 1,462,392 shares of common stock.  The warrants expire on the fifth anniversary of the issue date, which is June 26, 2009. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

On June 26, 2009, in connection with the merger with OneUp Innovations, Inc., Louis Friedman and Leslie Vogelman verbally agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to 4,300,000 shares of preferred stock, issued in the name of Mr. Friedman.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the merger, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company.  The note is convertible, at the holders’ option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. The 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $89,250.  This amount will be amortized over the life of the note as additional interest.  The Company also issued a warrant to Hope Capital for the purchase of 1,000,000 shares of common stock at $0.75 per share.  The warrants expire on the fifth anniversary of the issue date, which is June 26, 2009.  These securities were issued to Hope Capital in exchange for services rendered to the Company in connection with the formation and development of the Company.  The issuance of this note and warrant were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

We issued 5,000,000 shares of common stock on November 10, 2008, to Hope Capital Inc. (4,750,000 shares) and Lawrence Rothberg (250,000 shares), for an aggregate purchase price of $3,000.00 (Hope Capital $2,850.00 for 4,750,000 shares; Lawrence Rothberg $150.00 for 250,000 shares). We issued 1 share to Hope Capital Inc. on October 31, 2007 for a purchase price of $175.00.  We sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Management believes cash flows generated from operations, along with current cash as well as borrowing capacity under these lines of credit, should be sufficient to finance operating and capital requirements through the end of fiscal 2010. If new business opportunities do arise, additional outside funding may be required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

Ronald Scott, Chief Financial Officer, Secretary and Director.  Mr. Scott joined the Company as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as the Company’s Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Prior to Impact Business Solutions, and from 1990 to 2003, Mr. Scott was Executive Vice President of Finance and Administration and, from 1995 to 2004, a member of the Board of Directors for Cyanotech Corporation, a NASDAQ-listed natural products company.  Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University.

Don Cohen, Founder and Director. Mr. Cohen co-founded Liberator with Mr. Friedman in 2000 and has served as a director since its founding.  From 2000 to November, 2008, Mr. Cohen was the President of Liberator and responsible for establishing relationships with major retailers, online merchants, home party companies, affiliates, domestic distributors, international distributors and partners. Mr. Cohen was also responsible for the Liberator’s sales efforts and managing the Liberator sales team. In November, 2008, Mr. Cohen’s title was changed to Director of Business Development on April 1, 2009 became an independent sales representative responsible for managing certain existing accounts and developing new key accounts in the United States and Canada.  As of December 1, 2009, Don Cohen no longer provided services as an independent sales representative.  Mr. Cohen is a resident of Canada.

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

Committees

As of October 19, 2009, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors as a whole. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our Annual financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, the following required reports during the fiscal year ended June 30, 2009 were untimely filed: Louis S. Friedman filed an untimely Form 3 on February 9, 2010; Ronald P. Scott filed an untimely Form 3 on February 9, 2010; Leslie Vogelman filed an untimely Form 3 on February 9, 2010; David Wirth filed an untimely Form 3 on February 9, 2010; Don Cohen filed an untimely Form 3 on February 10, 2010; Hope Capital Inc. failed to file a Form 3 as required under Section 16(a); and Lawrence Rothberg failed to file a Form 3 as required under Section 16(a).

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

Applicable percentage ownership in the following table is based on 60,932,981 shares of common stock outstanding as of October 19, 2009.  More current information is unavailable as the Company merged out of its state of incorporation pursuant to the merger with WES Consulting, Inc. on October 19, 2009.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 19, 2009, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Louis S. Friedman (1)	28,394,376		46.6%
Common	Ronald P. Scott (1)	438,456	(2)	0.7%
Common	Donald Cohen (3)	13,022,127		20.4%
Common	Leslie Vogelman (1)	0		0.0%
Common	David Wirth (1)	0		0.0%
Common	Hope Capital, Inc. (4)	6,150,001	(5)	9.9%
Common	All directors and executive officers as a group (5 persons)	41,854,959		68.1%

Preferred	Louis S. Friedman (1)	4,300,000		100.0%
Preferred	Ronald P. Scott (1)	0		0.0%
Preferred	Donald Cohen (3)	0		0.0%
Preferred	Leslie Vogelman (1)	0		0.0%
Preferred	David Wirth (1)	0		0.0%
Preferred	Ronald P. Scott (1)	0		0.0%
Preferred	All directors and executive officers as a group (5 persons)	4,300,000		100.0%

(1)	This person’s address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Doraville, GA 30360.

(2)	Includes options to purchase 438,456 shares of common stock.

(3)	This person’s address is c/o Paul M. Spizzirri, Esq., 1170 Peachtree Street NE, Suite 1200, Atlanta, GA 30309.

(4)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc.

(5)
Includes 1,000,000 shares of the 1,500,000 shares that are issuable upon conversion of the $375,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  The reported amount does not include a warrant to purchase 1,000,000 shares of common stock to Hope Capital. Such warrant is exercisable at the holder’s option until June 26, 2014 and allows the holder to purchase shares of the Company at $.75 per share. The warrant is only exercisable to the extent that Hope Capital’s total share ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount also does not include 1,000,000 shares that are issuable upon conversion of the $250,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there were no transactions during the fiscal year ended June 30, 2009, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On June 30, 2008, the Company issued a subordinated note payable to the majority shareholder and CEO, Louis Friedman, in the amount of $310,000 and the majority shareholder's wife, Leslie Vogelman (who is also the Company’s Treasurer), in the amount of $395,000, which was not memorialized in writing. During fiscal 2009, Mr. Friedman loaned the Company an additional $91,000 and a Don Cohen, a director, loaned the Company $29,948, each of which were also not memorialized in writing.  Interest on both loans accrue at the prime rate, and the balance is due upon the lender’s demand for payment, provided, however, that the Company has the ability to repay.  On June 26, 2009, in connection with the merger with OneUp Innovations, Inc., Mr. Friedman and Ms. Vogelman verbally agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to 4,300,000 shares of preferred stock held in the name of Mr. Friedman.  Interest during fiscal 2009 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, is $8,210. The notes are subordinate to all other credit facilities currently in place and are based on verbal agreements between the lenders and the Company. As of June 30, 2009, we owed Mr. Cohen $29,948 and Ms. Vogelman $96,000, for a total amount due to related parties of $125,948.

In connection with the OneUp Innovations acquisition, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. The 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $89,250.  This amount will be amortized over the life of the note as additional interest.  The Company also issued a warrant to Hope Capital for the purchase of 1,000,000 shares of common stock at $0.75 per share.  The warrants expire on the fifth anniversary of the issue date, which is June 26, 2009.  Other than these securities, Hope Capital did not receive any consideration in connection with the acquisition of OneUp Innovations.

On September 2, 2009, the Company acquired the majority of the issued and outstanding common stock of WES in accordance with a common stock purchase agreement by and among the Company and Belmont Partners, LLC, a Virginia limited liability company (the “Seller”).  Pursuant to the terms of the purchase agreement, the Company acquired 972,000 shares (81%) of WES from the Seller for a total of two hundred forty thousand five hundred dollars ($240,500).  Funds for the purchase came from a convertible note in the amount of $250,000 issued to Hope Capital Inc., a shareholder of the Company. The note bears interest at 3% annually and is due September 2, 2012. The note is convertible at any time prior to maturity, at the holders’ option, into common stock at a conversion price of $.25 per share, subject to adjustment.  In connection with the purchase, all of the officers and directors of WES resigned and were succeeded by the directors and officers of the Company.

Our former officer and director, Lawrence Rothberg, received no consideration in connection with the acquisition of OneUp Innovations.

The lease for the Company’s current facility required the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 (in lieu of a security deposit) is required to be secured.  Fidelity Bank issued a standby letter of credit on September 29, 2005. This letter of credit is secured by an assignment by Leslie Vogelman to Fidelity Bank of a Certificate of Deposit in the amount of $225,000.

On June 25, 2008, Louis Friedman personally guaranteed the full and prompt payment, performance, and discharge of OneUp Innovation’s obligations to Credit Cash NJ, LLC under a Credit Card Advance Agreement entered into between OneUp Innovations and Credit Cash NJ, LLC on June 25, 2008.  To date, $350,000 was borrowed under the advance agreement on July 2, 2008, which has been fully repaid, and $200,000 was borrowed under the advance agreement on June 3, 2009.

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

Exhibit Table

Exhibit No.	Description
2.1	Stock Purchase and Recapitalization Agreement dated March 31, 2009 and fully executed on April 3, 2009 (5)
2.2	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (6)
3.1	Articles of Incorporation, as amended (6)
3.2	Bylaws (1)
4.1	Common Stock Purchase Warrant issued to Hope Capital, Inc., dated June 26, 2009 (5)
4.2	Common Stock Purchase Warrant issued to New Castle Financial Services LLC, dated June 26, 2009 (5)
4.3	3% Convertible Note Due August 15, 2012 issued to Hope Capital, Inc., dated June 24, 2009 (5)
10.1	Engagement Letter with New Castle Financial Services, dated January 22, 2009 (2)
10.2	Amended and Restated Engagement Letter with New Castle Financial Services, dated April 1, 2009 (4)
10.3	Amendment to Engagement Letter with New Castle Financial Services, dated June 26, 2009 (4)
10.4	Distribution Agreement between OneUp Innovations, Inc. and InJoy Innovations Pty Ltd., dated May 12, 2008 (5)
10.5	Distribution Agreement between OneUp Innovations, Inc. and Ong S.C. Ian, dated May 21, 2008 (5)
10.6	Distribution Agreement between OneUp Innovations, Inc. and UpOne Trading B.V., dated May 31, 2008 (5)
10.7	Distribution Agreement between OneUp Innovations, Inc. and Freedom Worldwide Limited, dated June 2, 2008 (5)
10.8	Distribution Agreement between OneUp Innovations, Inc. and Dahlab Pascal, dated October 20, 2008 (5)
10.9	Distribution Agreement between OneUp Innovations, Inc. and TRE PI SRL, dated January 12, 2009 (5)
10.10	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (6)
10.11	Written Description of Oral Agreement between OneUp Innovations, Inc. and Downshire Capital, dated March 11, 2009 (5)
10.12	Receivables Financing Agreement between Advance Financial Corporation and OneUp Innovations, Inc., dated March 19, 2008 (5)
10.13	Credit Cash Receivables Advance Agreement between CC Funding and OneUp Innovations, Inc., dated June 25, 2008 (5)
10.14	Irrevocable Standby Letter of Credit issued by Fidelity Bank to Bedford Realty Company, LLC for the account of OneUp Innovations, Inc., dated September 29, 2005 (5)
10.15	Form of Subscription Agreement (5)
10.16	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc, Belmont Partners, LLC, and WES Consulting, Inc. (7)

10.17	Written Description of Oral Agreement between OneUp Innovations, Inc. and Louis S. Friedman, dated January 1, 2005 (5)
10.18	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (5)
10.19	Written Description of Oral Agreement between OneUp Innovations, Inc. and Don Cohen, dated July 25, 2008 (5)
10.20	Guaranty by Louis Friedman, dated June 25, 2008 (5)
21.1	Subsidiaries (5)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *

*	Filed herewith.

(1)	Filed on December 3, 2008 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on June 12, 2009 as an exhibit to Amendment No. 4 of our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on February 2, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 4, 2010 as an exhibit to Amendment No. 1 of our Annual Report on Form 10-K, and incorporated herein by reference.
(5)	Filed on February 10, 2010 as an exhibit to Amendment No. 1 of our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on May 3, 2010 as an exhibit to Amendment No. 2 of our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on May 3, 2010 as an exhibit to Amendment No. 1 of our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

WES CONSULTING, INC.

Date: May 10, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of WES Consulting, Inc.* and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	May 10, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	May 10, 2010
Ronald P. Scott

 * Please see the Explanatory Note above.