Form 10-K/A
period 2009-06-30
LIBERATOR, INC.
filed 2010-06-30
CIK 1451053

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

i

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the year ended June 30, 2009 (“Form 10-K/A”) is filed to update disclosures under “Market Information” on page 9  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

As of October 19, 2009, we have 60,932,981 shares of common stock issued and outstanding. 438,456 shares of our common stock are subject to outstanding options, 2,462,393 shares of our common stock are subject to warrants, 1,500,000 shares of common stock are issuable upon the conversion of convertible notes, and 4,300,000 shares of common stock are issuable upon the conversion of the preferred stock (after July 1, 2011). As of October 19, 2009, none of the shares of our issued and outstanding common stock are eligible for resale pursuant to an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended, as the Company ceased being a shell company on June 26, 2009 and such shares will be eligible subject to the requirements of Rule 144 after one (1) year has elapsed from the date the Company filed “Form 10 information” with the Commission. We believe the Company filed such “Form 10 information” as of the filing date of the initial filing of the Current Report on Form 8-K filed with the Commission, which initial filing date is July 2, 2009, in accordance with Rule 144(i)(3) promulgated under the Securities Act of 1933, as amended.

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

WES CONSULTING, INC.

Date: June 30, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of WES Consulting, Inc.* and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	June 30, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	June 30, 2010
Ronald P. Scott

 * Please see the Explanatory Note above.