Form 10-K/A
period 2009-06-30
LIBERATOR, INC.
filed 2010-08-04
CIK 1451053

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

i

EXPLANATORY NOTE

This Amendment No. 3 to our Annual Report on Form 10-K for the year ended June 30, 2009 (“Form 10-K/A”) is filed to update disclosures under “Market Information” on page 9, disclosures in the opening paragraph of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 10, and disclosures under “Certain Relationships and Related Transactions, and Director Independence” on page 23.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Market Information

There is presently no established market for the Company’s securities.  On October 19, 2009, the Company merged with and into WES.  As the Company merged out of Nevada, the state of incorporation, the information provided below reflects the Company securities in existence immediately prior to the merger.  The Company’s issued and outstanding shares of common stock and preferred stock were exchanged for WES securities as further described in the “Business” section above.\

As of October 19, 2009, we have 60,932,981 shares of common stock issued and outstanding. 438,456 shares of our common stock are subject to outstanding options, 2,462,393 shares of our common stock are subject to warrants, 1,500,000 shares of common stock are issuable upon the conversion of convertible notes, and 4,300,000 shares of common stock are issuable upon the conversion of the preferred stock (after July 1, 2011). As of October 19, 2009, none of the shares of our issued and outstanding common stock are eligible for resale pursuant to an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended, as the Company ceased being a shell company on June 26, 2009 and such shares will be eligible subject to the requirements of Rule 144 after one (1) year has elapsed from the date the Company filed “Form 10 information” with the Commission. We believe the Company filed such “Form 10 information” as of the filing date of an amendment to the Current Report on Form 8-K filed with the Commission, which date is February 10, 2010, in accordance with Rule 144(i)(3) promulgated under the Securities Act of 1933, as amended.

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

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2009 and 2008 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  We use words such as  “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning to identify forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

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

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there were no transactions during the fiscal year ended June 30, 2009, and there are no proposed transactions, in which the amount involved exceeds $28,795, which is one percent (1%) of the average of the Company’s total assets at June 30, 2008 and June 30, 2007 to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On January 1, 2005, the Company issued a subordinated note payable to the majority shareholder and CEO, Louis Friedman, in the amount of $310,000.  On June 23, 2006, the Company issued a subordinated note payable to the majority shareholder's wife, Leslie Vogelman (who is also the Company’s Treasurer), in the amount of $395,000, which was not memorialized in writing. During fiscal 2009, Mr. Friedman loaned the Company an additional $91,000 and a Don Cohen, a director, loaned the Company $29,948, each of which were also not memorialized in writing.  Interest on both loans accrue at the prime rate, and the balance is due upon the lender’s demand for payment, provided, however, that the Company has the ability to repay.  On June 26, 2009, in connection with the merger with OneUp Innovations, Inc., Mr. Friedman and Ms. Vogelman verbally agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to 4,300,000 shares of preferred stock held in the name of Mr. Friedman.  Interest during fiscal 2009 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, is $8,210. The notes are subordinate to all other credit facilities currently in place and are based on verbal agreements between the lenders and the Company. As of June 30, 2009, we owed Mr. Cohen $29,948 and Ms. Vogelman $96,000, for a total amount due to related parties of $125,948.
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

WES CONSULTING, INC.

Date: August 4, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of WES Consulting, Inc.* and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	August 4, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	August 4, 2010
Ronald P. Scott

 * Please see the Explanatory Note above.