Form 10-K/A
period 2009-06-30
LIBERATOR, INC.
filed 2010-08-19
CIK 1451053

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

i

EXPLANATORY NOTE

This Amendment No. 4 to our Annual Report on Form 10-K for the year ended June 30, 2009 (“Form 10-K/A”) is filed to include current certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ITEM 9B.       Other Information.

None.

PART III.

ITEM 10.      Directors. Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Louis S. Friedman	58	Chief Executive Officer, President, Director
Ronald P. Scott	55	Chief Financial Officer, Secretary, Director
Don Cohen	49	Director
Leslie Vogelman	57	Treasurer
David Wirth	31	Vice President - Operations

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

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there were no transactions during the two fiscal years ended June 30, 2009 and 2008, and there are no proposed transactions, in which the amount involved exceeds $28,795, which is one percent (1%) of the average of the Company’s total assets at June 30, 2008 and June 30, 2007 to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

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

WES CONSULTING, INC.

Date: August 19, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of WES Consulting, Inc.* and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	August 19, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	August 19, 2010
Ronald P. Scott

 * Please see the Explanatory Note above.